Form 10-K
period 1993-12-31
POLARIS AIRCRAFT INCOME FUND II
filed 1994-03-31
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549


                                     FORM 10-K

             X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                    For the fiscal year ended December 31, 1993

                                        OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                   For the transition period from       to

                            Commission File No. 33-2794

                          POLARIS AIRCRAFT INCOME FUND II

                        (A California Limited Partnership)
              (Exact name of registrant as specified in its charter)

                  California                    94-2985086
       (State or other jurisdiction of   (IRS Employer I.D. No.)
        incorporation or organization)

   Four Embarcadero Center, San Francisco, California          94111-4146
        (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: (415) 362-0333


         Securities registered pursuant to Section 12(b) of the Act:  None

            Securities registered pursuant to Section 12(g) of the Act:

                       Units of Limited Partnership Interest

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes  X   No

   No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1993.


                    Documents incorporated by reference:  None

                        This document consists of 43 pages.

                                      PART I

   Item 1.   Business

   The principal objectives of Polaris Aircraft Income Fund II (PAIF-II or the Partnership) are to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-II was organized as a California limited partnership on June 27, 1984 and will terminate no later than December 2010.

   PAIF-II has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other limited partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the general partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company (PHC) and GE Capital Corporation (GE Capital), acquire, lease, finance and sell aircraft for their own accounts and for existing aircraft-leasing programs sponsored by them. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the general partner and its affiliates.

   A brief description of the aircraft owned by the Partnership is set forth in
   Item 2, on page 4. The following table describes the material terms of the Partnership's leases as of December 31, 1993 to Northwest Territorial Airways, Ltd. (NWT), Trans World Airlines, Inc. (TWA), Viscount Air Services, Inc. (Viscount) and Continental Micronesia, Inc. (Continental Micronesia):

                                                            Number of           Lease
                Lessee                 Aircraft Type        Aircraft          Expiration            Renewal Options (1)
                NWT                   B737-200C                1             3/94 (2)                      none
                TWA                     DC-9-30               16             2/98 (3)                      none
                                        DC-9-40                1            11/98 (3)                      none
                                        DC-9-30                1            11/98 (3)                      none

                Viscount               B737-200                1            11/97 (4)                      none

                Continental
                Micronesia            B727-200A                3             4/98 (5)                      none

   (1) The rental rate during the renewal term remains the same as the current rate unless otherwise noted.

   (2) This aircraft was previously on lease to Air Zaire, Inc. (Air Zaire). The aircraft was re-leased at approximately 45% of the prior rental rate through February 1993, then extended through December 1993 at 80% of the previous rental rate, and again extended through March 1994 at the same rental rate. The Partnership is currently remarketing this aircraft for sale or re-lease.

   (3) TWA may specify a lease expiration date for each aircraft up to six months before the date shown, provided the average date for the 16 aircraft is February 1998, and the average expiration date for the remaining two aircraft is November 1998.

        The TWA leases were modified in 1991. The leases for the 16 aircraft were extended for an aggregate of 75 months beyond the initial lease expiration date in November 1991 at approximately 46% of the original lease rates. The leases for the remaining two aircraft were extended for 72 months beyond the initial lease expiration dates in November 1992 at approximately 42% of the original lease rates. The Partnership also agreed to share in the costs of certain Airworthiness Directives (ADs).

        If such costs are incurred by TWA, they will be credited against rental payments, subject to annual limitations with a maximum of $500,000 per aircraft over the lease terms. On January 31, 1992, TWA commenced reorganization proceedings under Chapter 11 of the federal Bankruptcy Code as discussed further in Note 7 to the financial statements of the Partnerships 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K) (Item 8). TWA emerged from bankruptcy protection in November 1993. TWA has affirmed all of the Partnership's aircraft leases.

   (4) This aircraft was previously on lease to SABA Airlines, S.A. (SABA). The lease rate is approximately 56% of the prior lease rate.

   (5) The aircraft currently leased to Continental Micronesia were previously on lease to Alaska Airlines, Inc. (Alaska). The lease rate is approximately 55% of the prior lease rate. The lease stipulates that the Partnership will reimburse costs for cockpit modifications up to $600,000 per aircraft, C-check labor costs up to $300,000 per aircraft and the actual cost of C-check parts for two of the aircraft. In addition, the Partnership will provide financing up to $815,000 for new image modifications to be repaid with interest over the lease term for each aircraft.

   The Partnership also owns one Boeing 727-200 aircraft formerly leased to Delta Airlines, Inc. (Delta), which is currently being remarketed for sale or lease, and six Boeing 727-200 aircraft, formerly leased to Pan American World Airways, Inc. (Pan Am), which were transferred to aircraft inventory and have been disassembled for sale of their component parts.

   Approximately 700 commercial aircraft are currently available for sale or lease. The current surplus has negatively affected market lease rates and fair market values of both new and used aircraft. Current depressed demand for air travel has limited airline expansion plans, with new aircraft orders and scheduled delivery being cancelled or substantially deferred. As profitability has declined, many airlines have opted to downsize, liquidate assets or file for bankruptcy protection. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft and aircraft inventory, which resulted in an increase in depreciation expense in 1993, 1992 and 1991, as discussed in Note 3 to the financial statements of the Form 10-K (Item 8). A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

   Boeing 727-200 and Boeing 727-200 Advanced   The Boeing 727 was the first
   tri-jet introduced into commercial service. The Boeing 727 is a short to medium range jet used for trips of up to 1,500 miles. The Boeing 727-200 aircraft was introduced in 1967 and 299 were built between 1967 and 1972. In 1972, Boeing introduced the Boeing 727-200 Advanced model, a higher gross weight version with increased fuel capacity. Noise suppression hardware, commonly known as a "hushkit," has been developed which, when installed on the aircraft, bring the Boeing 727-200 and the Boeing 727-200 Advanced into compliance with Federal Aviation Administration (FAA) Stage 3 noise limits. The cost of the hushkit is approximately $1.75 million for the Boeing 727-200 aircraft and approximately $2.5 million for the Boeing 727-200 Advanced aircraft. However, while technically feasible, hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 727 have been issued to prevent fatigue cracks and control corrosion. Demand for Boeing 727-200 aircraft is currently very soft due to the general oversupply of narrowbody aircraft.

   Boeing 737-200    The Boeing 737-200 aircraft was introduced in 1967 and 950 were delivered from 1967 through 1971. This two-engine, two-pilot aircraft provides operators with 107 to 120 seats, meeting their requirements for economical lift in the 1,100 nautical mile range. A domestic company is selling hushkits that bring Boeing 737-200 aircraft into compliance with Stage 3 noise restrictions at a cost of approximately $3.0 million per aircraft. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, is currently soft.

   McDonnell Douglas DC-9-30/40   The McDonnell Douglas DC-9-30/40 is a short to
   medium range twin-engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with Stage 3 requirements at a cost of approximately $1.6 million per aircraft. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, is currently soft.

   It is expected that the FAA will continue to propose and adopt ADs similar to those discussed above for the Boeing 737s and Boeing 727s, which will require modifications at some point in the future to prevent fatigue cracks and control corrosion. Likewise demand, and hence value, of the aircraft may be diminished to the extent that the costs of bringing McDonnell Douglas DC-9 aircraft into compliance with any ADs reduces the economic efficiency of operating these aircraft.

   The general partner believes that the current soft market reflects, in addition to the factors cited above, the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification.


   Item 2.   Properties

   PAIF-II owns one Boeing 727-200 aircraft formerly leased to Delta, one Boeing 737-200 Combi aircraft leased to NWT, 17 McDonnell Douglas DC-9-30 and one McDonnell Douglas DC-9-40 aircraft leased to TWA, one Boeing 737-200 aircraft leased to Viscount and three Boeing 727-200 Advanced aircraft leased to Continental Micronesia. All leases are operating leases. The Partnership also owns six Boeing 727-200 aircraft, previously leased to Pan Am, which were transferred to aircraft inventory and have been disassembled for sale of their component parts.

   The following table describes the Partnership's aircraft portfolio in greater detail:

                                                                Cycles
                                                 Year of    As of 10/31/93
         Aircraft Type          Serial Number  Manufacture       (1)

   Boeing 727-200                     19455         1968          52,704
   Boeing 727-200                     19459         1968            (2)
   Boeing 727-200                     19463         1968            (2)
   Boeing 727-200                     19466         1968            (2)
   Boeing 727-200                     19471         1968            (2)
   Boeing 727-200                     19472         1968            (2)
   Boeing 727-200                     19473         1968            (2)
   Boeing 727-200A                    21426         1977          28,474
   Boeing 727-200A                    21427         1977          27,212
   Boeing 727-200A                    21947         1979          23,694
   Boeing 737-200                     19609         1968          61,119
   Boeing 737-200C                    19743         1969          62,494
   McDonnell Douglas DC-9-30          47082         1967          70,218
   McDonnell Douglas DC-9-30          47096         1967          70,722
   McDonnell Douglas DC-9-30          47135         1968          71,371
   McDonnell Douglas DC-9-30          47137         1968          70,681
   McDonnell Douglas DC-9-30          47249         1968          76,783
   McDonnell Douglas DC-9-30          47251         1968          75,042
   McDonnell Douglas DC-9-30          47343         1969          73,960
   McDonnell Douglas DC-9-30          47345         1969          72,112
   McDonnell Douglas DC-9-30          47411         1969          69,464
   McDonnell Douglas DC-9-30          47412         1969          69,498
   McDonnell Douglas DC-9-30          47027         1967          75,530
   McDonnell Douglas DC-9-30          47107         1968          75,265
   McDonnell Douglas DC-9-30          47108         1968          72,136
   McDonnell Douglas DC-9-30          47174         1968          72,821
   McDonnell Douglas DC-9-30          47324         1969          69,540
   McDonnell Douglas DC-9-30          47357         1969          68,853
   McDonnell Douglas DC-9-30          47734         1977          39,957
   McDonnell Douglas DC-9-40          47617         1975          38,514

   (1)  Cycle information as of 12/31/93  is not yet available.
   (2) Transferred to aircraft inventory and disassembled for sale of component parts.


   Item 3.   Legal Proceedings

   Air Zaire   In 1991 the Partnership commenced legal proceedings in Belgium and the United States against Air Zaire related to Air Zaire's breach of the lease of a Boeing 737-200 Convertible Freighter aircraft. The Partnership has recovered approximately $2,885,000 in damages. Settlement has been performed in full and the litigation has been terminated.

   Braniff, Inc. (Braniff) Bankruptcy   On July 27, 1992, the Bankruptcy Court
   approved a stipulation embodying a settlement among PIMC, on behalf of the Partnership, the Braniff Creditor committees and Braniff in which it was agreed that First Security Bank of Utah, National Association, acting as trustee for the Partnership, would be allowed an administrative claim in the bankruptcy proceeding of approximately $230,769. The Partnership has received a check from the Bankruptcy estate in full payment of the allowed administrative claim, subject, however, to the requirement of the stipulation that 25% of such proceeds be held by PIMC in a separate, interest-bearing account pending notification by Braniff that all the allowed administrative claims have been satisfied. The Partnership recognized 75% of the total claim in the statement of operations in 1992. As of the end of 1993, the Partnership had not been advised that the 25% portion of the administrative claim payment could be released or that any disposition of the Partnership's general claim in bankruptcy was being considered.


   TWA   TWA has submitted a plan of reorganization which was approved by the
   Bankruptcy Court and became effective November 3, 1993. TWA has affirmed all of the Partnership's aircraft leases.

   Prudential Securities Incorporated (Prudential) Settlement - On October 21, 1993, the U.S. Securities and Exchange Commission announced a settlement with Prudential of an administrative proceeding alleging violations of the anti-fraud provisions of the federal securities laws. It is our understanding that, in connection with this settlement, Prudential has agreed to establish certain claim resolution procedures and expedited arbitration procedures for persons with claims against Prudential arising from their purchase of various limited partnership interests through Prudential. Information regarding the Prudential settlement and claims procedures may be obtained by calling toll-free 1-800-774-0700.

   Other Proceedings - Item 10 discusses certain actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, where the registrant is named as a nominal defendant, the registrant is not a party to these actions.


   Item 4.   Submission of Matters to a Vote of Security Holders

   None.

                                      PART II


   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

   a) PAIF-II's limited partnership interests (Units) are not publicly traded. Currently there is no market for PAIF-II's Units and it is unlikely that any market will develop.

   b)   Number of Security Holders:

                                         Number of Record Holders
           Title of Class                as of December 31, 1993


        Limited Partnership Interest:            16,506

        General Partnership Interest:                 1

   c)   Dividends:

        The Partnership distributed cash to partners on a quarterly basis beginning July 1986. Cash distributions to limited partners during 1993 and 1992 totalled $9,999,940 and $12,499,925, respectively. Cash distributions per limited partnership unit were $20.00 and $25.00 in 1993 and 1992, respectively.

   Item 6.   Selected Financial Data
                                                     1993            1992             1991             1990             1989
          Revenues                             $15,558,866    $17,990,196        $29,673,077    $38,427,157       $39,835,992

          Net Income (Loss)                         48,114     (1,709,007)       (1,596,956)     21,801,650        22,749,940

          Net Income (Loss) Allocated to
          Limited Partners                        (952,261)    (2,941,785)       (3,330,801)     18,364,475        19,146,798

          Net Income (Loss) per Limited
          Partnership Unit                           (1.91)         (5.88)            (6.66)          36.73             38.29

          Cash Distributions per Limited
          Partnership Unit                           20.00          25.00             35.00           64.39             67.52

          Total Assets                         129,706,547    141,436,928       155,052,097     175,603,651       187,844,252

          Partners' Capital                    125,396,279    136,459,209       152,057,022     173,098,306       187,068,664

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Polaris Aircraft Income Fund II (PAIF-II or the Partnership) owns a portfolio of 24 used commercial jet aircraft. The portfolio consists of one Boeing 737-200 Combi aircraft leased to Northwest Territorial Airways, Ltd. (NWT), 17 McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc. (TWA), one Boeing 737-200 aircraft leased to Viscount Air Services, Inc. (Viscount) and three Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia). The Partnership also owns one Boeing 727-200 aircraft, formerly leased to Delta Airlines, Inc. (Delta) which is being remarketed for sale or lease, and six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc. (Pan Am), which were transferred to aircraft inventory and have been disassembled for sale of their component parts.



   Partnership Operations

   For the year ended December 31, 1993, the Partnership recorded net income of $48,114, or an allocated net loss of $1.91 per limited partnership unit, a significant improvement over net losses of $1,709,007 and $1,596,956, or $5.88 and $6.66 per limited partnership unit, for the years ended December 31, 1992 and 1991 respectively. The losses in 1992 and 1991 resulted primarily from adjustments to depreciation expense for declines in estimates of the residual values realizable from the Partnership's aircraft, reflecting industry-wide declines in demand, as discussed in the industry update section. Depreciation adjustments for 1992 and 1991 were approximately $5.8 million and $13.7 million, respectively, compared to $300,000 in 1993.

   Rental revenues, net of related management fees, continued to decline in 1993 as compared to 1992 and 1991 due to lower lease rates following the lessee defaults and bankruptcy filings discussed in the following sections. The Partnership received lower revenue from TWA at the renegotiated lease rates during 1993 than in 1992 (1992 revenues included two months at the higher pre-bankruptcy rates, whereas all rent from TWA in 1993 is at the lower renegotiated rates). No rental revenue was earned on six of the former Pan Am aircraft during 1993 and 1992, compared to income for nine and one-half months in 1991. The Partnership's two Boeing 727-200 Advanced aircraft formerly on lease to Alaska Airlines, Inc. (Alaska) were re-leased in April and May 1993 to Continental Micronesia at approximately 55% of the prior rate with Alaska. The Boeing 727-200 formerly leased to Delta from September 1991, was returned to the Partnership in September 1993. Partially offsetting these rental reductions are 1993 revenues from Viscount and NWT leases on aircraft that were idle for much of 1992.

   During 1993, the Partnership sold one of its hushkit sets at a gain of approximately $260,000, one used engine which resulted in a loss of approximately $375,000, and two additional hushkit sets which resulted in a loss of approximately $398,000. This resulted in a net loss of approximately $513,000 for 1993. No equipment sales were concluded in 1992 or 1991.

   The Air Zaire, Inc. (Air Zaire) settlement was finalized during 1993. Of the approximately $2.9 million that the Partnership received from Air Zaire, approximately $1.6 million was applied to legal and maintenance expenses relating to the lessee default and approximately $915,000 was reflected as other income in the statement of operations of the Form 10-K (Item 8) during 1993. The balance of $400,000 is included in maintenance reserve at December 31, 1993.

   The lessee defaults as described below also resulted in higher administrative, operating and remarketing expenses, particularly in 1992. During the off-lease period, the Partnership bears the operating costs of all routine expenses associated with the aircraft, including storage, insurance and maintenance, in addition to non-routine costs to prepare the aircraft for re-lease. In 1992, the Partnership incurred substantial operating costs for maintenance and remarketing of the Boeing 737-200 aircraft prior to its lease to Viscount, and for costs associated with the disassembly of the former Pan Am aircraft. In 1993, the Partnership's operating expenses increased from 1992 due primarily to expenses incurred relating to the TWA and Continental Micronesia cost sharing agreements as discussed later.


   Liquidity and Cash Distributions

   Liquidity   The Partnership continues to receive all the lease payments due from NWT, TWA, Viscount and Continental Micronesia in a timely manner, and has received all payments due from Alaska and Delta through their lease terminations. During 1993, payments of $1,169,483 have been received from sales of parts from the disassembled aircraft.

   Cash reserves of approximately $13.5 million as of December 31, 1993 will be retained to cover potential costs of maintaining and remarketing the Partnership's off-lease aircraft in addition to meeting obligations under the TWA and Continental Micronesia lease agreements. In accordance with the TWA cost sharing arrangement described later, during 1993, TWA offset expenses for Airworthiness Directives (ADs) against rental payments due the

   Partnership totalling $2.7 million. TWA may offset rent up to an additional amount of $6.3 million, subject to limitations over the lease terms. In accordance with the Continental Micronesia cost sharing agreement as discussed in Note 3 to the financial statements of the Form 10-K (Item 8), in January 1994, the Partnership reimbursed Continental Micronesia $1.8 million for cockpit modifications and $742,325 for C-check labor and parts. In addition, the Partnership financed $2,177,533 for new image modifications to be repaid with interest over the lease terms of the aircraft.

   Cash Distributions   The cash distributed to limited partners during 1993
   totalled $9,999,940, or $20.00 per limited partnership unit, reduced from $12,499,925 or $25.00 per unit in 1992. This reduction reflects the lower cash available for distribution resulting from the lower renegotiated NWT, Continental Micronesia and Viscount lease rates following the lessee defaults and the termination of the Alaska leases discussed in later sections. The timing and amount of future cash distributions will depend on the general partners' success in remarketing the off-lease aircraft, including the NWT

   Boeing 737-200 Combi aircraft scheduled to return from lease in March 1994, receipt of rental payments, payments generated from sales of parts of the six disassembled aircraft and the Partnership's future cash requirements.


   Pan Am Lease Modification and Termination

   In July 1990, the Partnership and Pan Am signed an amendment to their original lease agreement which (i) extended the scheduled lease termination dates; (ii) obligated the Partnership to pay for hushkit modification of the seven aircraft; (iii) required Pan Am to pay supplemental rent to the Partnership after each hushkit was installed; and (iv) required the Partnership to share in the cost of compliance with certain aging aircraft ADs, up to a cost of $500,000 per aircraft. The Partnership paid $415,444 in 1991 to reimburse Pan Am for work done under such ADs and reported that amount as aircraft improvements on the accompanying balance sheets. Four of the seven hushkit modifications were installed in 1990 for a total cost of $7,082,576, financed by the proceeds of a loan from a related party, as discussed in Note 9 to the financial statements of the 1993 Form 10-K (Item
   8), and cash reserves. The remaining three hushkits were not installed due to market conditions and Pan Am's bankruptcy filing as described below.

   Pan Am commenced reorganization proceedings under Chapter 11 of the federal Bankruptcy Code in January 1991. Subsequently, the Partnership and Pan Am agreed to renegotiated lease rates of approximately 75% of the original rates and Pan Am paid rent through mid-September 1991. Pan Am's reorganization under Chapter 11 was ultimately unsuccessful, and Pan Am ceased operations in December 1991. Delta had leased one of the former Pan Am aircraft, including a hushkit, until September 1993 and the remaining six aircraft have been disassembled for sale of their component parts as discussed below. Three hushkits removed from the disassembled aircraft have been sold as discussed below.


   Sale of Equipment


   One hushkit set from the aircraft formerly leased to Pan Am was sold in January 1993 to ALG, Inc. (ALG) for $1,750,000, which resulted in a $259,809 gain. ALG paid cash for a portion of the price and issued an interest-bearing promissory note for the balance of $1,132,363, which specifies 23 equal payments and a balloon payment due in January 1995. During 1993, the partnership received all payments due under the note. The note balance as of December 31, 1993 was $1,022,308.

   In September 1993, two additional hushkit sets from the disassembled Pan Am aircraft were sold to Emery Worldwide Airlines for $1,250,000 each, which resulted in a $398,192 loss. The decline in sales price from the previous hushkit sale in January 1993 reflects a softening market for this equipment.

   The Partnership sold one used engine, removed from the Partnership's Boeing 737-200 aircraft, to International Aircraft Support, L.P. in July 1993 for $85,000, which resulted in a $375,012 loss. The engine, along with its airframe, was repossessed from the former lessee, SABA Airlines, S.A. (SABA), in February 1992. At the time of its default, SABA had not maintained the aircraft as required under the lease agreement, rendering the engine inoperable. The Partnership determined the costs to repair the engine were excessive in comparison to amounts recoverable from sale or lease. As a result, the engine was sold for its component parts.


   Disassembly of Aircraft

   In an attempt to maximize the economic return from the remaining six aircraft formerly leased to Pan Am, the Partnership entered into an agreement with Soundair, Inc. (Soundair) on October 31, 1992, for the disassembly and sale of certain of the Partnership's aircraft. It is anticipated that the disassembly and sales process will take at least three years. The Partnership has borne the cost of disassembly and will receive the proceeds from the sale of such parts net of overhaul expenses, if necessary, and commissions paid to Soundair. Disassembly of the six aircraft is complete. Through December 31, 1993, the Partnership paid approximately $571,000 for aircraft disassembly costs, of which $463,500 was reflected in the book value of aircraft inventory in 1992. The Partnership has received net proceeds from the sale of aircraft inventory of $1,201,943 through December 31, 1993.

   These aircraft have been recorded as aircraft inventory in the amount of $3.0 million in the balance sheet of the Form 10-K (Item 8) as of December 31, 1992. During 1993, the Partnership recorded downward adjustments of $300,000, which are included in depreciation expense in the statement of operations of the Form 10-K (Item 8), to reflect the current estimate of net realizable aircraft inventory value.


   TWA Lease Modification

   During 1991, TWA defaulted under its leases with the Partnership when it failed to pay its March lease payments. On March 28, 1991, TWA and the Partnership entered into lease amendments which specified (i) renegotiated lease rates equal to approximately 70% of the original rates; (ii) payment of the March and April lease payments at the renegotiated rates on March 27, 1991; and (iii) an advance lump sum payment on March 29, 1991 representing the present value of the remaining lease payments due through the end of the leases at the renegotiated rate. The Partnership recorded the lump sum payment from TWA as deferred income, and recognized the rental revenue as it was earned over the lease term. The Partnership also recognized interest expense equal to the difference between the cash received and the rental revenue earned over the lease term. The 16 leases that expired in November 1991 were extended for three months at 57% of the original rates.

   In December 1991, the leases for all 18 aircraft were amended further, with extensions into various dates in 1998. The renegotiated lease rates represent approximately 46% of the initial lease rates. In addition, the Partnership agreed to share in the costs of certain ADs. If such costs are incurred by TWA, they will be credited against rentals due to the

   Partnership, subject to annual limitations with a maximum of $500,000 per aircraft over the term of the leases.

   In January 1992, TWA commenced reorganization proceedings under Chapter 11 of the federal Bankruptcy Code. TWA made all payments due under the leases.

   TWA received court approval to emerge from bankruptcy protection effective November 3, 1993. TWA notified the partnership of its intention to affirm its leases for all 18 DC-9 aircraft. In addition, while the court had originally granted TWA an additional 90-day period subsequent to its emergence from bankruptcy during which it could exercise its right to reject the Partnerships's leases, TWA has elected to waive that right with respect to the Partnership's aircraft. As previously agreed with TWA, August and September 1993 rentals were drawn from a security deposit held by the Partnership, which had been posted for this purpose by TWA prior to its bankruptcy filing.

   In accordance with the cost sharing arrangement described above, in 1993, TWA submitted to the Partnership invoices for expenses paid to date by TWA to meet the ADs. These expenses, which are included in operating expense in the statement of operations of the Partnership's 1993 Form 10-K (Item 8), were offset against rental payments totalling $2.7 million that were due the Partnership in 1993. TWA may offset rental payments up to an additional amount of $6.3 million, subject to limitations over the lease terms.


   Refund of Hushkit Deposits

   On August 30, 1990, the Partnership agreed to acquire up to seven hushkits for Boeing 727 aircraft from Federal Express Corporation (Federal Express), four of which were purchased and installed on the Pan Am aircraft. Because certain conditions related to the purchase of the remaining three hushkits were not satisfied, the Partnership requested return of its deposit of $270,000 plus interest as provided in the purchase documents. Federal Express refused the Partnership's request, pending resolution with the Partnership of certain allegedly disputed contractual issues. On April 16, 1992, the general partner, on behalf of the Partnership, commenced legal action to require Federal Express to refund the remaining balance of the deposit, with interest, plus legal fees and other damages, and Federal Express filed a cross-complaint against the Partnership alleging breach of contract. A settlement was reached and repayment of the deposit, with interest, was received by the Partnership in November 1992.


   Claims Related to Lessee Defaults

   Braniff, Inc. (Braniff) Bankruptcy Claim   In July 1992, the Bankruptcy Court
   approved a stipulation embodying a settlement among Polaris Investment Management Corporation (PIMC), on behalf of the Partnership, the Braniff Creditor committees and Braniff in which it was agreed that First Security Bank of Utah, National Association, acting as trustee for the Partnership, would be allowed an administrative claim in the bankruptcy proceeding of approximately $230,769. In 1992, the Partnership received full payment of the claim, subject, however, to the requirement that 25% of total proceeds be held by PIMC in a separate, interest-bearing account pending notification by Braniff that all of the allowed administrative claims have been satisfied. The Partnership recognized 75% of the total claim in the statement of operations in 1992. As of the end of 1993, the Partnership had not been advised that the 25% portion of the administrative claim payment could be released or that any disposition of the Partnership's general claim in bankruptcy was being considered.

   Air Zaire   As a result of legal action commenced by the general partner, a final settlement was reached with Air Zaire. Air Zaire paid to the Partnership approximately $2,885,000, of which approximately $1,570,000 has been applied to legal and maintenance expenses related to the default. The final expenses were paid in 1993 and approximately $915,000 was reflected as other income in the 1993 statement of operations. The remaining amount of $400,000 is included in maintenance reserves in the December 31, 1993 balance sheet.

   SABA   SABA defaulted under its lease and, in February 1992, the aircraft was repossessed and returned to the United States by the Partnership, although not in compliance with the return conditions specified under the lease.


   Reconciliation of Book Loss to Taxable Loss

   The following is a reconciliation between net loss per limited partnership unit reflected in the financial statements of Form 10-K (Item 8) and the information provided to limited partners for federal income tax purposes:

         1993 book net loss per limited partnership unit                                                $    (1.91)

         Adjustments for tax purposes:
             Reversal of book rental income previously recognized for tax                                    (3.58)
             Management fee recognized for tax purposes and deferred for

                book purposes                                                                                 (.06)
             Recognition of income from increase in maintenance reserves                                       .40
             Tax depreciation in excess of book depreciation                                                 (5.39)
             Tax gain on sale in excess of book gain on sale                                                  1.49
             Net tax loss on sale of inventory and writedown of inventory                                   (19.17)
             Items capitalized for tax and expensed for book                                                  5.35
             Book expenses deferred for tax                                                                   1.47

         1993 taxable loss per limited partnership unit                                                 $   (21.40)

   The difference between net loss for book purposes and net loss for tax purposes result from timing differences of certain income and deductions. Rentals paid by lessees in advance are deferred as unearned revenue for book purposes but must be recognized as income, when received, for tax purposes. When deferred income is recognized for book purposes, such income is reversed for tax purposes. Certain increases in the Partnership's book maintenance reserve liability were recognized as income for tax purposes.

   The Partnership computes depreciation using the straight-line method for financial reporting purposes and an accelerated method, switching to the straight-line method in later years, for tax purposes. This difference resulted in a larger tax gain on sale of aircraft than the book gain. The current year tax depreciation expense is greater than the book depreciation expense. Certain aircraft have been disassembled and held in inventory until their component parts can be sold. A net tax loss resulted from the sale of these component parts along with a writedown to tax basis inventory value. For book purposes, such assets are reflected at estimated net realizable value. Finally, certain costs were capitalized for tax purposes and expensed for book purposes.


   Industry Update


   Maintenance of Aging Aircraft   The process of aircraft maintenance begins at
   the aircraft design stage. For aircraft operating under Federal Aviation Administration (FAA) regulations, a review board consisting of representatives of the manufacturer, FAA representatives and operating airline representatives is responsible for specifying the aircraft's initial maintenance program. This program is constantly reviewed and modified throughout the aircraft's operational life.

   Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of ADs which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may uncover the need for repairs or structural modifications that may not have been required under previously mandated maintenance programs.

   In addition, an AD adopted in 1990 requires replacement or modification of certain structural items on a specific timetable. These structural items were formerly subject to periodic inspection, with replacement when necessary. The FAA estimates the cost of compliance with this AD to be approximately $1.0 million and $0.9 million per Boeing 727 and Boeing 737 aircraft, respectively, if none of the required work had been done previously. The FAA also issued several ADs in 1993 updating inspection and modification requirements for Boeing 737 aircraft. The FAA estimates the cost of these requirements to be approximately $90,000 per aircraft. In general, the new maintenance requirements must be completed by the later of March 1994, or 75,000 and 60,000 cycles for each Boeing 737 and 727, respectively.

   In December 1990, the FAA adopted another AD intended to mitigate corrosion of structural components, which would require repeated inspections from 5 years of age throughout the life of an aircraft, with replacement of corroded components as needed. Integration of the new inspections into each aircraft operator's maintenance program was required by December 31, 1991 on Boeing aircraft.

   The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA during the lease term, except for certain instances. In negotiating subsequent leases, market conditions generally require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, but which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft market, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

   Aircraft Noise   Another issue which has affected the airline industry is
   that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are, with few exceptions, no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements. Stage 3 aircraft are the most quiet and Stage 3 is the standard for all new aircraft.

   On September 24, 1991, the FAA issued final rules on the phase-out of Stage 2 aircraft by the end of this decade. The current U.S. fleet is comprised of approximately 51% Stage 3 aircraft and 49% Stage 2 aircraft. The key features of the rule include:

             Compliance can be accomplished through a gradual process of phase-in or phase-out (see below) on each of three interim compliance dates: December 31, 1994, 1996, and 1998 (with waivers available in certain specific cases to December 31, 2003).

             All operators have the option of achieving compliance through a gradual phase-out of Stage 2 aircraft (i.e., eliminate 25% of its Stage 2 fleet on each of the compliance dates noted above), or a gradual phase-in of Stage 3 aircraft (i.e., 55%, 65% and 75% of an operator's fleet must consist of Stage 3 aircraft by the respective compliance dates noted above).

             Carryforward credits will be awarded to operators for early additions of Stage 3 aircraft to their fleets. These credits may be used to reduce either the number of Stage 2 aircraft it must phase-out or the number of Stage 3 aircraft it must phase-in by the next interim compliance date. The credits must be used by that operator, however, and cannot be transferred or sold to another operator.

   The federal rule does not prohibit local airports from issuing more stringent phase-out rules. In fact, several local airports have adopted more stringent noise requirements which restrict the operation of Stage 2 and certain Stage 3 aircraft.

   Other countries have also adopted noise policies. The European Economic Community (EEC) adopted a non-addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990. The rule has specific exceptions for leased aircraft and does allow the continued use of Stage 2 aircraft which were in operation before November 1, 1990, although adoption of rules requiring the eventual phase-out of Stage 2 aircraft is anticipated.

   Except for one 727-200 with a hushkit, the Partnership's entire fleet consists of Stage 2 aircraft. Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft. However, while technically feasible, hushkits may not be cost effective on all models due to the age of some of the aircraft and the time required to fully amortize the additional investment. The general partner will evaluate, as appropriate, the potential benefits of hushkitting some or all of the Partnership's aircraft. It is unlikely, however, that the

   Partnership will incur such costs unless they can be recovered through a lease.

   Implementation of the Stage 3 standards have adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards.

   Demand for Aircraft   Approximately 700 commercial aircraft are currently
   available for sale or lease. The current surplus has negatively affected market lease rates and fair market values of both new and used aircraft. Current depressed demand for air travel has limited airline expansion plans, with new aircraft orders and scheduled delivery being cancelled or substantially deferred. As profitability has declined, many airlines have opted to downsize, liquidate assets, or file for bankruptcy protection.

   Effects on the Partnership's Aircraft   The Partnership has made downward
   adjustments to its estimates of aircraft value for certain of its on-lease aircraft. To ensure that the carrying value of each asset equals its estimated residual value at the end of its expected holding period, where appropriate the Partnership has increased depreciation expense. The

   Partnership also made downward adjustments to the carrying values of certain of its off-lease aircraft and aircraft inventory where depreciated cost exceeded the estimated net realizable value. During 1993, 1992 and 1991, the Partnership recognized downward adjustments totalling $300,000, $5.8 million and $13.7 million, respectively, for certain of its aircraft and aircraft inventory in the case of the 1993 adjustment. These adjustments are included in depreciation expense in the statement of operations.

   The Partnership's leases expire between March 1994 and November 1998. Current market studies indicate that the Partnership's Boeing and McDonnell Douglas aircraft continue to be adversely affected by industry events. Therefore, the Partnership will evaluate each aircraft as it comes off lease to determine whether a re-lease or a sale at the then current market rates would be most beneficial for unit holders.


   Other Event

   Effective October 18, 1993, James F. Walsh resigned as Senior Vice President and Chief Financial Officer of Polaris Investment Management Corporation to assume new responsibilities at GE Capital Corporation. Bobbe V. Sabella has assumed the position of Vice President and Chief Financial Officer. Ms. Sabella has served the general partner in various capacities since September 1986, most recently as Vice President-Finance of Polaris Investment Management Corporation.

   Item 8.   Financial Statements and Supplementary Data











                          POLARIS AIRCRAFT INCOME FUND II

                        (A California Limited Partnership)




               FINANCIAL STATEMENTS AS OF DECEMBER 31, 1993 AND 1992


                                   TOGETHER WITH


                                 AUDITORS' REPORT

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



   To the Partners of
   Polaris Aircraft Income Fund II:

   We have audited the accompanying balance sheets of Polaris Aircraft Income Fund II (a California Limited Partnership) as of December 31, 1993 and 1992, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund II as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years ended December 31, 1993, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to the financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                           ARTHUR ANDERSEN & CO.




   San Francisco, California,
     January 21, 1994 (except with respect
     to the matters discussed in Note 13 as
     to which the date is January 28, 1994)

                                                       POLARIS AIRCRAFT INCOME FUND II
                                                     (A California Limited Partnership)

                                                               BALANCE SHEETS

                                                         DECEMBER 31, 1993 AND 1992

                                                                                            1993                  1992
             ASSETS:
             CASH                                                                    $       97,473         $       4,806


             SHORT-TERM INVESTMENTS, at cost which approximates market value             22,347,610            19,841,993

                Total Cash and Short-Term Investments                                    22,445,083            19,846,799

             RENT AND OTHER RECEIVABLES                                                      37,733               377,312

             NOTE RECEIVABLE (Note 4)                                                     1,022,308                -

             AIRCRAFT at cost, net of accumulated depreciation of $77,031,695 in
                1993 and $68,378,317 in 1992                                            104,927,592           118,790,833

             AIRCRAFT INVENTORY (Note 6)                                                  1,244,061             2,385,794


             OTHER ASSETS, net of accumulated amortization of $459,928 in 1993
                and  1992                                                                    29,770                36,190
                                                                                      $ 129,706,547         $ 141,436,928

             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

             PAYABLE TO AFFILIATES                                                    $      52,274         $   1,194,124

             ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                     2,556,325                61,404

             LESSEE SECURITY DEPOSITS                                                       189,564               186,320

             MAINTENANCE RESERVES                                                           869,363             1,084,746

             DEFERRED INCOME                                                                642,742             2,451,125

                Total Liabilities                                                         4,310,268             4,977,719

             PARTNERS' CAPITAL (DEFICIT):
                General Partner                                                            (948,683)             (837,954)
                Limited Partners, 499,997 units issued and outstanding                  126,344,962           137,297,163

                Total Partners' Capital                                                 125,396,279           136,459,209

                                                                                   $    129,706,547      $    141,436,928

[FN]
             The accompanying notes are an integral part of these statements.


                                                       POLARIS AIRCRAFT INCOME FUND II
                                                     (A California Limited Partnership)

                                                          STATEMENTS OF OPERATIONS

                                            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                      1993                     1992                      1991
      REVENUES:
         Rent from operating leases                           $   14,397,683             $  17,170,434            $  28,990,704
         Net loss on sale of equipment                              (513,395)                    -                        -
         Interest                                                    736,719                   615,178                  682,373
         Other income                                                937,859                   204,584                    -
              Total Revenues                                      15,558,866                17,990,196               29,673,077

      EXPENSES:
         Depreciation and amortization                            11,114,846                16,556,938               28,368,967
         Management and advisory fees                                685,950                   805,411                1,388,930
         Operating                                                 3,445,325                 2,001,445                  674,259
         Interest                                                     -                         63,057                  452,837
         Administration and other                                    264,631                   272,352                  385,040
              Total Expenses                                      15,510,752                19,699,203               31,270,033

      NET INCOME (LOSS)                                       $       48,114             $  (1,709,007)           $  (1,596,956)


      NET INCOME ALLOCATED TO THE GENERAL PARTNER             $    1,000,375             $   1,232,778            $   1,733,845


      NET LOSS ALLOCATED TO LIMITED PARTNERS                  $     (952,261)            $  (2,941,785)           $  (3,330,801)


      NET LOSS PER LIMITED PARTNERSHIP UNIT                   $       (1.91 )            $       (5.88)           $       (6.66)





















[FN]
          The accompanying notes are an integral part of these statements.


                                                       POLARIS AIRCRAFT INCOME FUND II
                                                     (A California Limited Partnership)

                                            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                      General                 Limited
                                                                      Partner                 Partners                   Total
      Balance, December 31, 1990                                 $    (471,263)         $   173,569,569             $   173,098,306

       Net income (loss)                                             1,733,845               (3,330,801)                 (1,596,956)

       Cash distributions to partners                               (1,944,433)             (17,499,895)                (19,444,328)

      Balance, December 31, 1991                                      (681,851)             152,738,873                 152,057,022

       Net income (loss)                                             1,232,778               (2,941,785)                 (1,709,007)

       Cash distributions to partners                               (1,388,881)             (12,499,925)                (13,888,806)

      Balance, December 31, 1992                                      (837,954)             137,297,163                 136,459,209

       Net income (loss)                                             1,000,375                 (952,261)                     48,114

       Cash distributions to partners                               (1,111,104)              (9,999,940)                (11,111,044)

      Balance, December 31, 1993                                 $    (948,683)         $   126,344,962             $   125,396,279

























[FN]
           The accompanying notes are an integral part of these statements.

                                                       POLARIS AIRCRAFT INCOME FUND II
                                                     (A California Limited Partnership)
                                                          STATEMENTS OF CASH FLOWS
                                            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                                                 1993                 1992                 1991
    OPERATING ACTIVITIES:
     Net income (loss)                                                   $       48,114          $  (1,709,007)       $  (1,596,956)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                         11,114,846             16,556,938           28,368,967
       Net loss on sale of equipment                                            513,395                 -                    -
       Changes in operating assets and liabilities:

           Decrease (increase) in rent and other receivables                    339,579                482,421             (246,049)
           Decrease in aircraft inventory                                        -                     463,500               -
           Decrease (increase) in other assets                                    6,420                  3,824              (28,210)
           Increase (decrease) in payable to
             affiliates                                                      (1,141,850)               900,698               44,692
           Increase (decrease) in accounts payable and accrued
             liabilities                                                        694,921               (253,132)              82,924
           Increase in lessee security deposits                                   3,244                102,481               83,839
           Increase (decrease) in maintenance
             reserves                                                          (215,383)               533,715              427,395
           Increase (decrease) in deferred income                            (1,808,383)               699,955            1,496,585


             Net cash provided by operating activities                        9,554,903             17,781,393           28,633,187

    INVESTING ACTIVITIES:
     Improvements to aircraft                                                  -                        -                  (427,401)
     Net proceeds from sale of aircraft equipment                             2,585,000                 -                    -
     Principal payments on note receivable                                      727,692                 -                    -
     Net proceeds from sale of aircraft inventory                             1,169,483                 32,460               -
     Inventory disassembly costs                                               (327,750)              (135,750)              -
     Hushkit deposits                                                            -                     270,000               -
     Lease acquisition fees                                                      -                      (1,073)             (45,592)


             Net cash provided by (used in) investing activities              4,154,425                165,637             (472,993)

    FINANCING ACTIVITIES:
     Principal payments on note payable                                          -                      -                (1,250,000)
     Cash distributions to partners                                         (11,111,044)           (13,888,806)         (19,444,328)

             Net cash used in financing activities                          (11,111,044)           (13,888,806)         (20,694,328)


   CHANGES IN CASH AND SHORT-TERM INVESTMENTS                                 2,598,284              4,058,224            7,465,866


   CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF YEAR                      19,846,799             15,788,575            8,322,709


   CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                        $   22,445,083          $  19,846,799        $  15,788,575

[FN]
        The accompanying notes are an integral part of these statements.

                          POLARIS AIRCRAFT INCOME FUND II
                        (A California Limited Partnership)

                           NOTES TO FINANCIAL STATEMENTS

                                 DECEMBER 31, 1993


   1.   Accounting Principles and Policies

   Accounting Method   Polaris Aircraft Income Fund II (PAIF-II or the
   Partnership), a California Limited Partnership, maintains its accounting records, prepares financial statements and files its tax returns on the accrual basis of accounting.


   Aircraft and Depreciation   The aircraft are recorded at cost, which includes
   acquisition costs. Depreciation to an estimated residual value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture. Depreciation in the year of acquisition is calculated based upon the number of days that the aircraft are in service.

   The Partnership periodically reviews the estimated realizability of the residual values at the end of each aircraft's economic life. For any downward adjustment in estimated residual, or change in the estimated remaining economic life, the depreciation expense over the remaining life of the aircraft is increased. If the expected net income generated from the lease (rental revenue, net of management fees, less adjusted depreciation and an allocation of estimated administrative expense) results in a net loss, that loss will be recognized currently. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value. A further adjustment is made for those aircraft, if any, that require substantial maintenance work.

   Capitalized Costs   Aircraft modification and maintenance costs which are
   determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the appropriate period. These costs are also subject to the periodic evaluation discussed above.

   Aircraft Inventory   Aircraft held in inventory for sale are reflected at the
   lower of depreciated cost or estimated net realizable value. Proceeds from sales are applied against inventory until book value is fully recovered.

   Operating Leases   The aircraft leases are accounted for as operating leases.
   Lease revenues are recognized in equal installments over the terms of the leases.

   Other Assets   Lease acquisition costs are capitalized as other assets and amortized using the straight-line method over the term of the lease.

   Income Taxes   The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

   Net Income (Loss) Per Limited Partnership Unit   Net income (loss) per
   limited partnership unit is based on the limited partners' share of net income or loss and the number of units outstanding for the years ended December 31, 1993, 1992 and 1991.

   Short-Term Investments   The Partnership classifies all liquid investments
   with original maturities of three months or less as short-term investments.

   Operating Expenses   Operating expenses include costs incurred to maintain,
   insure, lease and sell the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.


   Reclassification   Certain 1992 balances have been reclassified to conform to the 1993 presentation.


   2.   Organization and the Partnership

   The Partnership was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2010. Upon organization, both the general partner and the initial limited partner contributed $500. The Partnership recognized no profits or losses during the periods ended December 31, 1985 and 1984. The offering of limited partnership units terminated on December 31, 1986, at which time the Partnership had sold 499,997 units of $500, representing $249,998,500. All partners were admitted to the Partnership on or before December 1, 1986.

   Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation
   (PALC). Polaris Holding Company (PHC) is the parent company of PALC. GE Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. Allocations to affiliates are described in Note 11.


   3.   Aircraft

   The Partnership owns a portfolio of 24 used commercial jet aircraft, which were purchased and leased as discussed below. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term including Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. Certain leases also provide that if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability to these lessees, if any, is currently inestimable and therefore is not reflected in the financial statements.

   One Boeing 737-200   This aircraft was acquired for $6,766,166 in 1986 and
   leased to various lessees until 1989, when Braniff, Inc. (Braniff) defaulted on its lease. The aircraft remained off lease until March 1991. The aircraft was then leased to SABA Airlines, S.A. (SABA) at approximately 70% of the prior rate until February 1992, when the aircraft was repossessed by the Partnership after SABA defaulted under its lease. In November 1992, the aircraft was re-leased for five years to Viscount Air Services, Inc. (Viscount) at approximately 56% of the prior lease rate. Viscount, a charter carrier based in Arizona, has the option to purchase the aircraft for the then fair market value at the end of the lease term. An engine for the aircraft has been leased from an affiliate (Note 11) following the return of an inoperable engine from SABA as discussed in Note 4.

   Seven Boeing 727-200   These aircraft were acquired for $38,986,145 during
   1986 and leased to Pan American World Airways, Inc. (Pan Am) until 1991, when the lease was terminated due to Pan Am's bankruptcy filing, as discussed in
   Note 5. The Partnership has transferred six of these aircraft to aircraft inventory and has disassembled them for sale of the component parts (Note 6). One hushkit set from the aircraft was sold in January 1993 and two additional hushkit sets from the aircraft were sold in September 1993 (Note 4).

   The remaining aircraft was leased to Delta Airlines, Inc. (Delta) in September 1991. Delta returned the aircraft at the end of September 1993, following several month-by-month lease extensions since the original lease termination date in April 1993. The aircraft is currently being remarketed for sale or re-lease.

   One Boeing 737-200 Combi   This aircraft was acquired for $7,582,572 in 1986
   and leased to Presidential Airways, Inc. (Presidential), until Presidential's default in 1989. The aircraft remained off lease until June 1990, when it was leased to Air Zaire, Inc. (Air Zaire). The lease required that Air Zaire maintain the aircraft in accordance with FAA requirements. However, Air Zaire was unable to obtain FAA approval for its proposed maintenance program, thus prompting the early termination of the lease in 1991. Air Zaire provided a $610,000 letter of credit, the proceeds of which the Partnership applied to outstanding rent, reserves and interest due in 1991. Air Zaire paid additional amounts in 1993 and 1992 as a result of legal action commenced by the Partnership (Note 10).

   In August 1992, the Partnership leased the aircraft to Northwest Territorial Airways, Ltd. (NWT) through February 1993 at approximately 45% of the prior rental rate. The lease was then extended through December 1993 at 80% of the previous rental rate and again through March 1994 at the same rental rate.
   An engine for the aircraft has been leased from an affiliate (Note 11).   The
   Partnership is currently remarketing this aircraft for sale or re-lease.

   17 McDonnell Douglas DC-9-30 and One McDonnell Douglas DC-9-40   These
   aircraft were acquired for $122,222,040 during 1986 and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended prior to TWA's bankruptcy filing discussed in Note 7.

   Three Boeing 727-200 Advanced   These aircraft were acquired for $36,364,929
   during 1987 and leased to Alaska Airlines, Inc. (Alaska) until September 1992. Upon return of the aircraft, an additional amount of $509,000 was received for deferred maintenance and applied in 1993 as an offset of maintenance expenses incurred on the aircraft. The aircraft were re-leased to Continental Micronesia, Inc. (Continental Micronesia) at approximately 55% of the prior lease rate from April and May 1993 until April 1998. The lease stipulates that the Partnership will reimburse costs for cockpit modifications up to $600,000 per aircraft, C-check labor costs up to $300,000 per aircraft and the actual cost of C-check parts for two of the aircraft.
   In addition, the Partnership will provide financing up to $815,000 for new image modifications to be repaid with interest over the lease term for each aircraft. Reimbursements and financing for modifications were made by the Partnership in January 1994 and are partially included in 1993 operating results as discussed in Note 13.

   The following is a schedule by year of future minimum rental income under the existing leases:
                     Year                   Amount
                     1994                 $14,239,000
                     1995                  14,074,000
                     1996                  14,074,000
                     1997                  14,041,000
                     1998 and
                     thereafter             3,660,000

                     Total                $60,088,000

   Future minimum rental payments may be offset or reduced by future costs as described above and in Note 7.

   During 1992 and 1991, the Partnership made downward adjustments to its estimates of aircraft value for certain of its on-lease aircraft. To ensure that the carrying value of each asset equals its estimated residual value at the end of its expected holding period, where appropriate the Partnership has increased depreciation expense as described in Note 1. The Partnership also made downward adjustments to the carrying values of certain of its off-lease aircraft and aircraft inventory where depreciated cost exceeded the estimated net realizable value. During 1993, 1992 and 1991, the Partnership recognized downward adjustments totalling $300,000, $5.8 million and $13.7 million, respectively, for certain of its aircraft and aircraft inventory in the case of the 1993 adjustment. These adjustments are included in depreciation expense in the statements of operations.

   4.   Sale of Equipment

   One hushkit set from the aircraft formerly leased to Pan Am was sold in January 1993 to ALG, Inc. (ALG) for $1,750,000, which resulted in a $259,809 gain. ALG paid cash for a portion of the price and issued an interest-bearing promissory note for the balance of $1,132,363, which specifies 23 equal payments and a balloon payment due in January 1995. During 1993, the partnership received all payments due under the note. The note balance as of December 31, 1993 was $1,022,308.

   In September 1993, two additional hushkit sets from the disassembled Pan Am aircraft were sold to Emery Worldwide Airlines for $1,250,000 each, which resulted in a $398,192 loss. The decline in sales price from the previous hushkit sale in January 1993 reflects a softening market for this equipment.


   The Partnership sold one used engine to International Aircraft Support, L.P. in July 1993 for $85,000, which resulted in a $375,012 loss. The engine, along with its airframe, was repossessed from the former lessee, SABA in February 1992. At the time of its default, SABA had not maintained the aircraft as required under the lease agreement, rendering the engine inoperable. The Partnership determined the costs to repair the engine were excessive in comparison to amounts recoverable from sale or lease. As a result, the engine was sold for its component parts.

   5.   Pan Am Lease Modification and Termination

   In July 1990, the Partnership and Pan Am signed an amendment to their original lease agreement which (i) extended the scheduled lease termination dates; (ii) obligated the Partnership to pay for hushkit modification of the seven aircraft; (iii) required Pan Am to pay supplemental rent to the Partnership after each hushkit was installed; and (iv) required the Partnership to share in the cost of compliance with certain aging aircraft ADs, up to a cost of $500,000 per aircraft. The Partnership paid $415,444 in 1991 to reimburse Pan Am for work done under such ADs and reported that amount as aircraft improvements on the accompanying balance sheets. Four of the seven hushkit modifications were installed in 1990 for a total cost of $7,082,576, financed by the proceeds of a loan from a related party (Note 9) and cash reserves. The remaining three hushkits were not installed due to market conditions and Pan Am's bankruptcy filing and later sold as discussed in Note 4.

   Pan Am commenced reorganization proceedings under Chapter 11 of the federal Bankruptcy Code in January 1991. Subsequently, the Partnership and Pan Am agreed to renegotiated lease rates of approximately 75% of the original rates and Pan Am paid rent through mid-September 1991. Pan Am's reorganization under Chapter 11 was ultimately unsuccessful, and Pan Am ceased operations in December 1991. Delta had leased one of the Partnership's aircraft until September 1993 as discussed in Note 3 and the remaining six aircraft have been disassembled for sale of their component parts (Note 6).


   6.   Disassembly of aircraft

   In an attempt to maximize the economic return from the remaining six aircraft formerly leased to Pan Am, the Partnership entered into an agreement with Soundair, Inc. (Soundair) on October 31, 1992, for the disassembly and sale of certain of the Partnership's aircraft. It is anticipated that the disassembly and sales process will take at least three years. The Partnership has borne the cost of disassembly and will receive the proceeds from the sale of such parts net of overhaul expenses, if necessary, and commissions paid to Soundair. Disassembly of the six aircraft has been completed. Through December 31, 1993, the Partnership paid approximately $571,000 for aircraft disassembly costs, of which $463,500 was reflected in the book value of aircraft inventory in 1992. The Partnership has received net proceeds from the sale of aircraft inventory of $1,201,943 through December 31, 1993.

   These aircraft have been recorded as aircraft inventory in the amount of $3.0 million in the balance sheet as of December 31, 1992 as described in Note 3. During 1993, the Partnership recorded downward adjustments of $300,000, which are included in depreciation expense in the statement of operations, to reflect the current estimate of net realizable aircraft inventory value.

   7.   TWA Lease Modification

   During 1991, TWA defaulted under its leases with the Partnership when it failed to pay its March lease payments. On March 28, 1991, TWA and the Partnership entered into lease amendments which specified (i) renegotiated lease rates equal to approximately 70% of the original rates; (ii) payment of the March and April lease payments at the renegotiated rates on March 27, 1991; and (iii) an advance lump sum payment on March 29, 1991 representing the present value of the remaining lease payments due through the end of the leases at the renegotiated rate. The Partnership recorded the lump sum payment from TWA as deferred income, and recognized the rental revenue as it was earned over the lease term. The Partnership also recognized interest expense equal to the difference between the cash received and the rental revenue earned over the lease term. The 16 leases that expired in November 1991 were extended for three months at 57% of the original rates.


   In December 1991, the leases for all 18 aircraft were amended further, with extensions into various dates in 1998. The renegotiated lease rates represent approximately 46% of the initial lease rates. In addition, the Partnership agreed to share in the costs of certain ADs. If such costs are incurred by TWA, they will be credited against rentals due to the Partnership, subject to annual limitations with a maximum of $500,000 per aircraft over the term of the leases.

   In January 1992, TWA commenced reorganization proceedings under Chapter 11 of the federal Bankruptcy Code. TWA made all payments due under the leases.

   TWA received court approval to emerge from bankruptcy protection effective November 3, 1993. TWA notified the partnership of its intention to affirm its leases for all 18 DC-9 aircraft. In addition, while the court had originally granted TWA an additional 90-day period subsequent to its emergence from bankruptcy during which it could exercise its right to reject the Partnerships's leases, TWA has elected to waive that right with respect to the Partnership's aircraft. As previously agreed with TWA, August and September 1993 rentals were drawn from a security deposit held by the Partnership, which had been posted for this purpose by TWA prior to its bankruptcy filing.

   In accordance with the cost sharing arrangement described above, in 1993, TWA submitted to the Partnership invoices for expenses paid to date by TWA to meet the ADs. These expenses, which are included in operating expense in the statement of operations, were offset against rental payments totalling $2.7 million that were due the Partnership in 1993. TWA may offset rental payments up to an additional amount of $6.3 million, subject to limitations over the lease term.


   8.   Refund of Hushkit Deposits

   On August 30, 1990, the Partnership agreed to acquire up to seven hushkits for Boeing 727 aircraft from Federal Express Corporation (Federal Express), four of which were purchased and installed on the Pan Am aircraft. Because certain conditions related to the purchase of the remaining three hushkits were not satisfied, the Partnership requested return of its deposit of $270,000 plus interest as provided in the purchase documents. Federal Express refused the Partnership's request, pending resolution with the Partnership of certain allegedly disputed contractual issues. On April 16, 1992, the general partner, on behalf of the Partnership, commenced legal action to require Federal Express to refund the remaining balance of the deposit, with interest, plus legal fees and other damages, and Federal Express filed a cross-complaint against the Partnership alleging breach of contract. A settlement was reached and repayment of the deposit, with interest, was received by the Partnership in November 1992.


   9.   Note Payable to Affiliate


   In December 1990, the Partnership signed a promissory note payable to PALC in the amount of $1,250,000, with interest at an annual rate of 9.5%. The proceeds of the note were used to pay a portion of the cost of the hushkits discussed in Note 5. The Partnership repaid the note together with interest of $42,945 in April 1991. The note was repaid with a portion of the lump-sum payment from TWA as described in Note 7.


   10.  Claims Related to Lessee Defaults

   Braniff Bankruptcy Claim   In July 1992, the Bankruptcy Court approved a
   stipulation embodying a settlement among PIMC, on behalf of the Partnership, the Braniff Creditor committees and Braniff in which it was agreed that First Security Bank of Utah, National Association, acting as trustee for the Partnership, would be allowed an administrative claim in the bankruptcy proceeding of approximately $230,769. In 1992, the Partnership received full payment of the claim, subject, however, to the requirement that 25% of total proceeds be held by PIMC in a separate, interest-bearing account pending notification by Braniff that all of the allowed administrative claims have been satisfied. The Partnership recognized 75% of the total claim as other income in the accompanying 1992 statement of operations. As of the end of 1993, the Partnership had not been advised that the 25% portion of the administrative claim payment could be released or that any disposition of the Partnership's general claim in bankruptcy was being considered.

   Air Zaire   As a result of legal action commenced by the general partner, a final settlement was reached with Air Zaire. Air Zaire paid to the Partnership approximately $2,885,000, of which approximately $1,570,000 has been applied to legal and maintenance expenses related to the default. The final expenses were paid in 1993 and approximately $915,000 was reflected as other income in the 1993 statement of operations. The remaining amount of $400,000 is included in maintenance reserves in the December 31, 1993 balance sheet.

   11.  Related Parties

   Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

   a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent.

   b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1993, 1992 and 1991, $407,582, $275,312 and $331,093, respectively, were reimbursed by the Partnership for administrative expenses.

        Administrative reimbursements totalling $46,910 and $39,008 were payable at December 31, 1993 and 1992, respectively. The general partner also paid operating costs to vendors resulting from lessee defaults. Reimbursements for such costs totalling $2,608,523, $2,040,505 and $827,669 were paid by the Partnership in 1993, 1992 and 1991, respectively. Operating reimbursements of $5,364 and $1,153,606 were payable at December 31, 1993 and 1992, respectively.

   c. A 10% interest in all cash distributions and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement.

   d. A subordinated sales commission of 3% of the gross sales price of each aircraft for services performed upon disposition and reimbursement of out-of-pocket and other disposition expenses. Subordinated sales commissions shall be paid only after limited partners have received distributions in an aggregate amount equal to their capital contributions plus a cumulative non-compounded 8% per annum return on their adjusted capital contributions, as defined in the Partnership Agreement.

   e. An engine was leased from Polaris Aircraft Income Fund I for eight months in 1993 for use on the aircraft leased to Viscount. The rental payment of $98,000 was offset against rent from operating leases in the statement of operations.

   f. An engine was leased from PHC for three and one half months in 1993 for use on the aircraft leased to NWT. The rental payment of $42,000 was offset against rent from operating leases in the statement of operations.


   12.  Income Taxes

   Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

   In 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). One of the requirements of SFAS 109 is for a public enterprise that is not subject to income taxes, because its income is taxed directly to its owners, to disclose the net difference between the tax basis and the reported amounts of the enterprise's assets and liabilities.

   The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1993 are as follows:

                      Reported Amounts   Tax Basis   Net Difference


        Assets         $129,706,547   120,984,013     $8,722,534

        Liabilities       4,310,268       255,838      4,054,430

   13.  Subsequent Event

   In accordance with the Continental Micronesia cost sharing agreement as discussed in Note 3, in January 1994, the Partnership reimbursed Continental Micronesia $1.8 million for cockpit modifications, which is included in aircraft at cost in the 1993 balance sheet, and $742,325 for C-check labor and parts, which is included in operating expense in the 1993 statement of operations. In addition, the Partnership financed $2,177,533 for new image modifications, to be repaid with interest over the lease terms of the aircraft, beginning in February 1994.

                                                 SCHEDULE V   PROPERTY, PLANT, AND EQUIPMENT
                                            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                            Balance at Beginning      Additions                               Balance at
                           Classification         of Period            at Cost           Retirements         End of Period
               1993           Aircraft        $187,169,150            1,800,000         7,009,863         $ 181,959,287


               1992           Aircraft        $220,278,443                -            33,109,293         $ 187,169,150

               1991           Aircraft        $220,246,155               32,288               -           $ 220,278,443






                                            SCHEDULE VI   ACCUMULATED DEPRECIATION, DEPLETION AND
                                                AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                Balance at Beginning     Additions Charged to                         Balance at
               Classification         of Period                 Expense               Retirements    End of Period

    1993       Aircraft         $68,378,317               10,814,846               2,161,468        $77,031,695

    1992       Aircraft         $82,001,401               16,486,209              30,109,293        $68,378,317

    1991       Aircraft         $53,990,500               28,010,901                   -            $82,001,401












                                     PART III


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.


   Item 10.  Directors and Executive Officers of the Registrant

   PAIF-II has no directors or officers. PIMC is the General Partner of the Partnership and as such manages and controls the business of the Partnership. The directors and officers of PIMC are:


                  Name                                Position

          Herbert D. Depp               Chairman of the Board; President;
                                        Director

          Howard L. Feinsand            Senior Vice President; Director

          John E. Flynn                 Senior Vice President   Aircraft
                                        Marketing

          Richard J. Adams              Senior Vice President   Aircraft
                                        Sales and Leasing

          James T. Caleshu              Senior Vice President and General
                                        Counsel; Secretary

          Bobbe V. Sabella              Vice President and Chief Financial
                                        Officer

          Robert M.J. Ward              Vice President   International


          James R. Weiland              Vice President   Technical

          James W. Linnan               Vice President   Financial
                                        Management

          Robert W. Dillon              Vice President   Aviation Legal and
                                        Insurance Affairs; Assistant
                                        Secretary


   Mr. Depp, 49, assumed the position of the President effective April 1991, previously having served as Executive Vice President of PIMC and PALC since
   July 1989, Vice President   Aircraft Marketing since June 1986, Vice
   President   Commercial Aircraft since August 1984, and Director of Marketing
   Aircraft since November 1980. Mr. Depp assumed the position of Chairman effective April 1991. He has been a director of PIMC and of PHC since May 1990 and a director of PALC since April 1991.

   Mr. Feinsand, 46, joined PIMC and PALC as Vice President and General Counsel; Assistant Secretary in April 1989. Effective July 1989, Mr. Feinsand assumed the positions of Senior Vice President which he continues to hold, and previously served as General Counsel and Secretary from July 1989 to August 1992. Mr. Feinsand also serves as a director of PIMC. Mr. Feinsand, an attorney, was a partner in the New York law firm of Golenbock and Barell from 1987 through 1989. In his previous capacities, Mr. Feinsand served as counsel to PIMC and PALC. Mr. Feinsand also serves as a director on the board of Duke Realty Investments, Inc.

   Mr. Flynn, 53, was elected Senior Vice President   Aircraft Marketing
   effective April 1991, having previously served as Vice President   North
   America of PIMC and PALC since July 1989.  Mr. Flynn joined PALC in March
   1989 as Vice President   Cargo.  For the two years prior to the time he
   joined PALC, Mr. Flynn was a Transportation Consultant.

   Mr. Adams, 60, serves as Senior Vice President   Aircraft Sales and Leasing
   of PIMC and PALC effective August 1992; having previously served as Vice
   President   Aircraft Sales & Leasing, Vice President   North America, and
   Vice President   Corporate Aircraft since he joined PALC in August 1986.

   Mr. Weiland, 50, joined PIMC and PALC in September 1990 as Vice President Technical. Prior to joining PIMC and PALC, Mr. Weiland had been President and Chief Executive Officer of RAMCO, a company organized to build and operate an aircraft maintenance facility, since 1986.

   Mr. Caleshu, 54, joined PIMC and PALC in August 1992 as Senior Vice President and General Counsel. Prior to joining PIMC and PALC, Mr. Caleshu, an attorney, was a partner in the San Francisco firm of Pettit and Martin from 1966 to 1992.

   Ms. Sabella, 37, was elected Vice President and Chief Financial Officer effective October 1993, having previously served as Vice President - Finance since April 1992, Vice President and Controller since January 1990 and Corporate Controller of PIMC and PALC since September 1986.

   Mr. Ward, 50, has served as Vice President   International of PIMC and PALC
   since October 1987, with responsibility for Asia, Central America, Pacific and Latin America.

   Mr. Linnan, 52, was elected Vice President   Financial Management effective
   April 1991, having previously served as Vice President   Investor Marketing
   of PIMC and PALC since July 1986.

   Mr. Dillon, 52, was elected Vice President   Aviation Legal and Insurance
   Affairs effective April 1989. Previously, he has served as General Counsel of PIMC and PALC since January 1986.

   Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

   Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1993 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

   As reported in the Partnership's 1990 Form 10-K, on June 8, 1990, a purported class action entitled Harner, et al, v Prudential Bache Securities, (to which the Partnership was not a party) was filed by certain purchasers of units in a 1983 and 1984 public offering in several corporate aircraft public partnerships. PALC and PIMC were named as two of the defendants in this action. On September 24, 1991, the court entered an order in favor of PALC and PIMC granting their motion for summary judgement and dismissing the plaintiffs' complaint with prejudice. On March 13, 1992, Plaintiff filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit.

   On August 21, 1992, the court of Appeals ordered consolidation of the Appellants' causes for the purposes of briefing and submission. This appeal was fully briefed and oral argument was held. Parties are waiting for the Court to issue a decision.

   On October 27, 1992, a Class Action Complaint entitled Edwin Weisl, Jr. et al, Plaintiffs, v the General Partner of the Partnership, its affiliates and others, Defendants, Index No. 29239/92 was filed in the Supreme Court of the State of New York for the County of New York. The Complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for alleged fraud in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged negligent misrepresentation in connection with such offerings; (iii) for alleged breach of fiduciary duties; (iv) for alleged breach of third party beneficiary contracts; (v) for alleged violations of the NASD Rules of Fair Practice by certain registered broker dealers; and (vi) for alleged breach of implied covenants in the customer agreements by certain registered brokers. The Complaint seeks an award of compensatory and other damages and remedies.

   On January 19, 1993, Plaintiff's filed a motion for class certification. On March 1, 1993, Defendants filed motions to dismiss Complaint on numerous grounds, including failure to state a cause of action and statute of limitations. The court has not ruled on the motion for class certification or the motions to dismiss the complaint. The Partnership is not named as a defendant in this action.

   On or around February 17, 1993, a civil action entitled Einhorn, et al v Polaris Public Income Funds, et al, was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, PIMC and Polaris Depositary Company. Plaintiffs seek class action certification on behalf of a class of investors in the Polaris Aircraft Income Funds IV, V and VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of the Partnerships.
   Among other things, Plaintiffs assert that the Defendants sold interests in the Partnerships while "omitting and failing to disclose the material facts questioning the economic efficacy of" the Partnerships. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v Polaris Holding Company. On that date, defendants also filed a motion to dismiss the Complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the Court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the Circuit Court order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay.


   On or around May 14, 1993, a purported class action entitled Michael Moross, et al, v Polaris Holding Company, et al, was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in the Polaris Aircraft Income Funds I - VI by nine investors in the Polaris Aircraft Income Funds. The Compliant alleges that defendants violated Arizona state securities statues and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An Amended Compliant was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the district of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the Complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl.

   On September 21, 1993, a purported derivative action entitled Novak, et al,
   v. Polaris Holding Company, et al, was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of Polaris Aircraft Income Funds I - III (the "Partnerships"). The Complaint names as defendants Polaris Holding Company, its affiliates and others. Polaris Aircraft Income Funds I - III are named as nominal defendants. The Complaint alleges, among other things, that defendants mismanaged the Partnerships, engaged in self-dealing transactions that were detrimental to the Partnerships and failed to make required disclosure in connection with the sale of the Partnership units. The Complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the

   Complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail.

   On or around March 13, 1991, a purported class action entitled Kahn v Polaris Holding Company, et al, was filed in the Supreme Court of the State of New York, County of New York. This purported class action on behalf of investors in Polaris Aircraft Income Fund V ("PAIF V") was filed by one investor in the above named fund. The Complaint names as defendants the Company, Polaris Holding Company, its affiliates and others. The Complaint charges defendants with common law fraud, negligent misrepresentation and breach of fiduciary duty in connection with certain misrepresentations and omissions allegedly made in connection with the sale of interest in PAIF V. Plaintiffs seek compensatory and consequential damages in an unspecified amount, plus interest, disgorgement and restitution of all earnings, profits and other benefits received by defendants as a result of their alleged practices, and attorneys' fees and costs.

   Defendants' time to move, answer or otherwise plead with respect to the Complaint has been extended by stipulation up to and including 30 days after the Court rules on the pending motions to dismiss, or the motions are otherwise resolved, in Weisl v Polaris Holding Company, et al. The Partnership is not named as a defendant in this action.


   Item 11.  Management Remuneration and Transactions

   PAIF-II has no directors or officers. PAIF-II is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $681,241 were paid to PIMC in 1993.


   Item 12.  Security Ownership of Certain Beneficial Owners and Management

     a) No person owns of record, or is known by PAIF-II to own beneficially, more than five percent of any class of voting securities of PAIF-II.


     b) The General Partner of PAIF-II owns the equity securities of PAIF-II as set forth in the following table:

                          (1)                 (2)                                   (3)                             (4)
                          Title              Name of                         Amount and Nature of                  Percent
                          of Class       Beneficial Owner                     Beneficial Ownership                 of Class
                          General       Polaris Investment       Represents a 10.0% interest of all cash              100%
                          Partner       Management Corporation   distributions, gross income in an amount equal to
                          Interest                               9.09% of distributed cash available from
                                                                 operations, and a 1% interest in net income or
                                                                 loss

         c) There are no arrangements known to PAIF-II, including any pledge by any person of securities of PAIF-II, the operation of which may at a subsequent date result in a change in control of PAIF-II.

   Item 13.  Certain Relationships and Related Transactions

   None.

                                      PART IV


   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   1.   Financial Statements.

        The following are included in Part II of this report:
                                                                     Page No.

             Report of Independent Public Accountants                   20
             Balance Sheets                                             21
             Statements of Operations                                   22
             Statements of Changes in Partners' Capital (Deficit)       23
             Statements of Cash Flows                                   24

             Notes to Financial Statements                              25

   2.   Financial Statement Schedules.

        a)   The following are included in Part II of this report:
                                                                     Page No.

          Schedule V     Property, Plant and Equipment                  35
          Schedule VI    Accumulated Depreciation, Depletion; and
                         Amortization of Property, Plant, and
                         Equipment                                      35


          All other schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

   3. Exhibits required to be filed by Item 601 of Regulation S-K and Reports on Form 8-K.

        a)   Reports on Form 8-K:


          None.

        b)   Exhibits required to be filed by Item 601 of Regulation S-K:

          None.

                                                                 SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                    POLARIS AIRCRAFT INCOME FUND II
                                                                    (REGISTRANT)
                                                                    By:      Polaris Investment
                                                                             Management Corporation
                                                                             General Partner





          March 28, 1994                   By:     /S/Herbert D. Depp
         Date                                      Herbert D. Depp, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           Signature                                      Title                                    Date


                 /S/Herbert D. Depp                Chairman of the Board and President of Polaris             March 28, 1994
                 (Herbert D. Depp)                 Investment Management Corporation, General Partner
                                                   of the Registrant

                 /S/Howard L. Feinsand             Senior Vice President, Secretary and Director of           March 28, 1994
                 (Howard L. Feinsand)              Polaris Investment Management Corporation, General
                                                   Partner of the Registrant


                 /S/Bobbe V. Sabella               Vice President and Chief Financial Officer of              March 28, 1994
                 (Bobbe V. Sabella)                Polaris Investment Management Corporation, General
                                                   Partner of the Registrant













