Form 10-Q
period 1994-03-31
POLARIS AIRCRAFT INCOME FUND II
filed 1994-05-16
CIK 789895

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549






            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1994

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to



                           Commission File No. 33-2794




                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                        State of Organization: California
                   IRS Employer Identification No. 94-2985086
          Four Embarcadero Center, San Francisco, California 94111-4146
                           Telephone   (415) 362-0333



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X  No

                      This document consists of 14 pages.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                FORM 10-Q - For the Quarter Ended March 31, 1994





                                      INDEX


Part I.   Financial Information                                     Page

          Item 1.   Financial Statements

                    a)   Balance Sheets - March 31, 1994 and
                         December 31, 1993  . . . . . . . . . . . .  3

                    b)   Statements of Operations - Three Months Ended
                         March 31, 1994 and 1994  . . . . . . . . .  4

                    c) Statements of Changes in Partners' Capital (Deficit) - Year Ended December
                         31, 1993 and Three Months Ended March 31,
                         1994 . . . . . . . . . . . . . . . . . . .  5

                    d)   Statements of Cash Flows - Three Months
                         Ended March 31, 1994 and 1993  . . . . . .  6

                    e)   Notes to Financial Statements  . . . . . .  7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations  . . . . . . . . . . . . . . . . . . 10



Part II.  Other Information

          Item 1.   Legal Proceedings . . . . . . . . . . . . . . . 12

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . 13

          Signature . . . . . . . . . . . . . . . . . . . . . . . . 14

                                                     Part 1.  Financial Information

Item 1.  Financial Statements

                                                    POLARIS AIRCRAFT INCOME FUND II,
                                                    A California Limited Partnership

                                                             BALANCE SHEETS

                                                                                        March 31,           December 31,
                                                                                          1994                  1993
                                                                                       (Unaudited)
           ASSETS:
           CASH AND CASH EQUIVALENTS                                                   $ 15,403,423          $     97,473

           SHORT-TERM INVESTMENTS, at cost which approximates market value                   -                 22,347,610

                    Total Cash and Cash Equivalents and Short-Term Investments           15,403,423            22,445,083

           RENT AND OTHER RECEIVABLES                                                        51,326                37,733

           NOTES RECEIVABLE                                                               3,083,462             1,022,308

           AIRCRAFT at cost, net of accumulated depreciation of
               $79,865,413 in 1994 and $77,031,695 in 1993                              102,093,874           104,927,592

           AIRCRAFT INVENTORY                                                             1,153,167             1,244,061

           OTHER ASSETS                                                                      29,770                29,770

                                                                                       $121,815,022          $129,706,547

           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

           PAYABLE TO AFFILIATES                                                       $    152,397          $     52,274

           ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                           2,500             2,556,325

           LESSEE SECURITY DEPOSITS                                                         190,463               189,564

           MAINTENANCE RESERVES                                                             858,290               869,363

           DEFERRED INCOME                                                                  642,742               642,742

                    Total Liabilities                                                     1,846,392             4,310,268

           PARTNERS' CAPITAL (DEFICIT):

               General Partner                                                           (1,002,991)             (948,683)

               Limited Partners, 499,997 units issued and outstanding                   120,971,621           126,344,962

                    Total Partners' Capital                                             119,968,630           125,396,279

                                                                                       $121,815,022          $129,706,547

                                     The accompanying notes are an integral part of these statements.


                                                    POLARIS AIRCRAFT INCOME FUND II,
                                                    A California Limited Partnership

                                                        STATEMENTS OF OPERATIONS
                                                               (Unaudited)


                                                                                         Three Months Ended March 31,
                                                                                        1994                      1993
             REVENUES:
                 Rent from operating leases                                      $     3,648,000           $    3,219,000
                 Gain on sale of equipment                                                -                       259,809
                 Interest and other                                                      175,341                  170,855

                         Total Revenues                                                3,823,341                3,649,664

             EXPENSES:
                 Depreciation and amortization                                         2,833,718                2,774,575
                 Management and advisory fees                                            173,400                  151,950
                 Operating                                                             2,719,217                  141,630
                 Administration and other                                                 52,454                   62,700

                         Total Expenses                                                5,778,789                3,130,855

             NET INCOME (LOSS)                                                   $    (1,955,448)          $      518,809


             NET INCOME ALLOCATED TO
                 THE GENERAL PARTNER                                             $       292,912           $      192,668

             NET INCOME (LOSS) ALLOCATED
                 TO LIMITED PARTNERS                                             $    (2,248,360)          $      326,141

             NET INCOME (LOSS) PER
                 LIMITED PARTNERSHIP UNIT                                        $         (4.50)          $          .65


















                                     The accompanying notes are an integral part of these statements.


                                                    POLARIS AIRCRAFT INCOME FUND II,
                                                    A California Limited Partnership

                                          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                                                         Year Ended December 31, 1993 and
                                                                         Three Months Ended March 31, 1994
                                                                    General                 Limited
                                                                    Partner                 Partners                    Total
               Balance, December 31, 1992                       $      (837,954)       $     137,297,163         $     136,459,209

                 Net income (loss)                                    1,000,375                 (952,261)                   48,114

                 Cash distributions to partners                      (1,111,104)              (9,999,940)              (11,111,044)

               Balance, December 31, 1993                              (948,683)             126,344,962               125,396,279

                 Net income (loss)                                      292,912               (2,248,360)               (1,955,448)

                 Cash distribution to partners                         (347,220)              (3,124,981)               (3,472,201)

               Balance, March 31, 1994                          $    (1,002,991)       $     120,971,621         $     119,968,630






























                                     The accompanying notes are an integral part of these statements.


                                                    POLARIS AIRCRAFT INCOME FUND II,
                                                    A California Limited Partnership

                                                        STATEMENTS OF CASH FLOWS
                                                               (Unaudited)
                                                                                           Three Months Ended March 31,
                                                                                             1994                1993
             OPERATING ACTIVITIES:
                 Net income (loss)                                                    $   (1,955,448)     $       518,809

                 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

                    Depreciation and amortization                                          2,833,718            2,774,575
                    Gain on sale of equipment                                                 -                  (259,809)
                    Changes in operating assets and liabilities:
                      Decrease (increase) in rent and other receivables                      (13,593)             314,148
                      Increase in inventory                                                   -                  (278,459)
                      Decrease in other assets                                                -                     6,000
                      Increase (decrease) in payable to affiliates                           100,123           (1,044,616)
                      Decrease in accounts payable and accrued liabilities                (2,553,825)             (28,098)
                      Increase in lessee security deposits                                       899              240,778
                      Decrease in maintenance reserves                                       (11,073)            (122,349)

                         Net cash provided by (used in) operating
                           activities                                                     (1,599,199)           2,120,979

             INVESTING ACTIVITIES:
                 Net proceeds from sale of aircraft equipment                                 -                   637,428
                 Net proceeds from sale of aircraft inventory                                 90,894               16,478
                 Increase in notes receivable                                             (2,177,533)              -
                 Principal payments on notes receivable                                      116,379               -

                         Net cash provided by (used in) investing
                           activities                                                     (1,970,260)             653,906

             FINANCING ACTIVITIES:
                 Cash distribution to partners                                            (3,472,201)          (2,083,321)

                         Net cash used in financing activities                            (3,472,201)          (2,083,321)


CHANGES IN CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS                           (7,041,660)             691,564

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD               22,445,083           19,846,799

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT END OF PERIOD                 $   15,403,423      $    20,538,363


                                     The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.        Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund II's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1993, 1992, and 1991 included in the Partnership's 1993 Annual Report to the SEC on Form 10-K (Form 10-K).

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds.



2.        Lease to Northwest Territorial Airways, Ltd. (NWT)

The lease of one aircraft to NWT was extended at the original lease rate through March 1993, and at 80% of the original rate through March 1994. The Partnership is negotiating a new lease for the aircraft with NWT as discussed in Note 7.


3.        Lease to Continental Micronesia, Inc. (Continental Micronesia)

A total of three Boeing 727-200 Advanced aircraft formerly on lease to Alaska Airlines, Inc. were leased to Continental Micronesia at approximately 55% of the prior rate from April and May 1993 until April 1998. The lease stipulates that the Partnership will reimburse costs for cockpit modifications up to $600,000 per aircraft, C-check labor costs up to $300,000 per aircraft, and the actual cost of C-check parts for two of the aircraft. In addition, the Partnership will provide financing for up to $815,000 for new image modifications to be repaid with interest over the lease term for each aircraft. In accordance with the cost sharing agreement, in January 1994, the Partnership reimbursed Continental Micronesia $1.8 million for cockpit modifications, which is included in aircraft at cost in the December 31, 1993 balance sheet, and $742,325 for C-check labor and parts, which is included in operating expense in the year ended December 31, 1993 statement of operations as discussed in the Form 10-K. In addition, the Partnership financed $2,177,533 for new image modifications, which is being repaid with interest over the lease terms of the aircraft, beginning in February 1994. The note balance as of March 31, 1994 was $2,093,261.

4.        Sale of Equipment

One hushkit set from the aircraft formerly leased to Pan American World Airways, Inc. (Pan Am) was sold in January 1993 to ALG, Inc. (ALG) for $1,750,000, which resulted in a $259,809 gain in the first quarter 1993. ALG paid cash for a portion of the price and issued an interest-bearing promissory note for the balance of $1,132,363, which specifies 23 equal payments and a balloon payment due in January 1995. The Partnership has received all payments due under the note. The note balance as of March 31, 1994 was $990,201.


5.        Trans World Airlines, Inc. (TWA) Reorganization

As part of the TWA lease extension as discussed in the 1993 Form 10-K, the Partnership agreed to share the cost of meeting certain Airworthiness Directives
(ADs) after TWA successfully reorganized. The agreement stipulates that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the lease. In accordance with the cost sharing agreement, TWA submitted to the Partnership invoices for expenses paid to date by TWA to meet the ADs Expenses were offset against rental payments totalling $2.7 million during 1993. Additional expenses, which are included in operating expense in the statement of operations, were offset against rental payments totalling $2.7 million that were due the Partnership in the first three months of 1994. TWA may offset an additional $3.6 million against rental payments, subject to annual limitations, over the lease term.


6.        Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:


                                           Payments for
                                           Three Months
                                              Ended         Payable at
                                          March 31, 1994  March 31, 1994

        Aircraft Management Fees             $ 170,080       $  3,320

        Out-of-Pocket Administrative
          Expense Reimbursement                 38,983         73,001

        Out-of-Pocket Maintenance and
          Remarketing Expense
          Reimbursement                         13,156         76,076


                                             $ 222,219       $152,397

7.   Subsequent Events

Lease to NWT - The lease of one aircraft to NWT expired on March 31, 1994. The aircraft was returned on April 6, 1994 and NWT subsequently paid to the Partnership approximately $860,000 in lieu of meeting return conditions as specified in the lease. The Partnership is in the process of negotiating a new lease with NWT for a minimum of 16 months commencing in May 1994. The new lease rate will be the same as the prior rate. During the off lease period, the Partnership is performing certain maintenance and modification work on the aircraft estimated at approximately $590,000, which will be applied against the approximately $860,000 paid to the Partnership by NWT.

Viscount Air Services, Inc. (Viscount) Rent Deferral - In order to assist Viscount with the funding of costs associated with Federal Aviation Administration compliance, the Partnership is negotiating an agreement with Viscount under which it may agree to defer certain rents due the Partnership. These deferred rents would be repaid by Viscount with interest over the remaining lease terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund II (the Partnership) owns a portfolio of 24 used commercial jet aircraft. The portfolio consists of one Boeing 737-200 Combi aircraft leased to Northwest Territorial Airways, Ltd. (NWT), 17 McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc. (TWA), one Boeing 737-200 aircraft leased to Viscount Air Services, Inc. (Viscount) and three Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia). The Partnership also owns one Boeing 727-200 aircraft, formerly leased to Delta Airlines, Inc. (Delta) which is being remarketed for sale or lease, and six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc. (Pan Am), which were transferred to aircraft inventory and have been disassembled for sale of their component parts.


Remarketing Update

Lease to NWT - The aircraft leased to NWT was returned on April 6, 1994 and NWT subsequently paid to the Partnership approximately $860,000 in lieu of meeting return conditions as specified in the lease. The Partnership is in the process of negotiating a new lease with NWT for a minimum of 16 months commencing in May 1994. The new lease rate will be the same as the prior rate. During the off lease period, the Partnership is performing certain maintenance and modification work on the aircraft estimated at approximately $590,000, which will be applied against the approximately $860,000 paid to the Partnership by NWT.


Partnership Operations

For the three months ended March 31, 1994, the Partnership's net loss totalled $1,955,448, or $4.50 per limited partnership unit, a significant decrease from net income of $518,809, or $.65 per unit, for the same period in 1993. The 1994 net loss resulted from maintenance expenses incurred from the Partnership's leases to TWA. As described in Item 7 of the Partnership's 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), the leases with TWA provide for the offset against rent, subject to certain limits, of maintenance expenses incurred to meet certain Airworthiness Directives (ADs). During the first three months of 1994, TWA offset $2.7 million against rental payments due the Partnership for such maintenance expenses. The Partnership recognizes the $2.7 million offset as operating expense. Further impacting first quarter 1994 operating results as compared to 1993, during the first quarter 1993, the Partnership sold one of its hushkit sets at a gain of $259,809. No equipment sales were concluded in 1994.



Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from lessees subject to the rent offset discussed above with respect to TWA. However, in order to assist Viscount with the funding of costs associated with Federal Aviation Administration compliance, the Partnership is negotiating an agreement with Viscount under which it may agree to defer certain rents due the

Partnership. These deferred rents would be repaid by Viscount with interest over the remaining lease terms.

Payments of $90,894 have been received during the three months ended March 31, 1994 from sales of parts from the six disassembled aircraft. In January 1994, the Partnership reimbursed Continental Micronesia $1.8 million for cockpit modifications and $742,325 for C-check labor and parts, the aggregate of which is included in accounts payable and accrued liabilities in the December 31, 1993 balance sheet. In addition, in January 1994, the Partnership financed $2,177,533 for new image modifications, which is being repaid with interest over the lease terms of the aircraft, beginning in February 1994. Cash reserves of approximately $10.8 million as of March 31, 1994 are being retained to cover potential costs of maintaining and remarketing the Partnership's off-lease aircraft in addition to meeting obligations under the TWA, Continental Micronesia and Viscount lease agreements.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1994 were $3,124,981, or $6.25 per limited partnership unit, increased from $1,874,989, or $3.75 per unit, for the same period in 1993. The timing and amount of future cash distributions will depend upon the Partnership's ability to remarket the Partnership's off-lease aircraft, receipt of rental payments and payments received from the sales of parts of the six disassembled aircraft and the Partnership's future cash requirements.

                           Part II.  Other Information

Item 1.   LEGAL PROCEEDINGS

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Vern A. Kepford, et al. v. Prudential Securities, et al. On April 13, 1994, an action entitled Vern A. Kepford, et al. v. Prudential Securities, Inc. was filed in the District Court of Harris County, Texas. Plaintiffs' Original Petition (the Petition) names Polaris Investment Management Corporation (PIMC), Polaris Securities Corporation (PSC), Polaris Holding Company (PHC), Polaris Aircraft Leasing Corporation (PALC), Polaris Aircraft Income Funds I - VI (collectively, the Partnerships), General Electric Capital Corporation (GE Capital), Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr, as defendants. Certain defendants were served with a Summons and the Petition on or about May 2, 1994. The Petition alleges that defendants violated the Texas Securities Act, the Texas Deceptive Trade Practices Act (the DTPA), sections 11 and 12 of the Securities Act of 1933 and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnerships. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the DTPA.

Howland, et al. v. Polaris Holding Company, et al. On or about February 4, 1994, a purported class action entitled Howland, et al. v. Polaris Holding Company, et al. was filed in the United States District Court for the District of Arizona on behalf of investors in the Partnerships. The complaint names each of the Partnerships, PIMC, PHC, PALC, PSC, GE Capital, Prudential Securities, Inc., Prudential Securities Group, Inc., Prudential Insurance Company of America, George W. Ball, Robert J. Sherman, James J. Darr, Paul J. Proscia, Frank W. Giordano, William A. Pittman, Joseph H. Quinn, Joe W. Defur, James M. Kelso and Brian J. Martin, as defendants. As of May 11, 1994, neither PIMC nor any of its affiliates has been served with the complaint. The complaint alleges that defendants violated federal RICO statutes, committed negligent misrepresentations, and breached of their fiduciary duties by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnerships. Plaintiffs seek, among other things, an accounting of all monies invested by Plaintiffs and the class and the uses made thereof by defendants, an award of compensatory, punitive and treble damages in unspecified amounts plus interest thereon, rescission, attorneys' fees and costs.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. An action entitled Reuben Riskind, et al. v. Prudential Securities, Inc., et al. has been filed in the District Court of the 165 Judicial District, Maverick County, Texas. Plaintiffs have subsequently filed a Second Amended Original Petition (the Amended Petition). As of May 11, 1994, neither PIMC nor any of its affiliates has received service of any petition, and the Partnership has not yet determined when this action was commenced. This action purports to be on behalf of over one hundred individual investors who purchased units in the Partnerships. The Amended Petition names PIMC, Polaris Aircraft Income Fund I, Prudential Securities, Inc. and Jerry Cohn as defendants and alleges that these defendants violated the Texas Securities Act and the DTPA and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnerships. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the DTPA.

Other Proceedings - Item 10 of Part III of the Partnership's 1993 Form 10-K discusses certain actions which have been filed against PIMC and others in connection with the sale of interests in the Partnerships and the management of the Partnerships. With respect to Weisl, et al., v. Polaris Holding Company, et al., the Supreme Court of the State of New York, County of New York, granted the defendants' motion to dismiss the complaint on April 19, 1994 on the grounds that the action was barred by the statute of limitations. In addition, an amended complaint filed by plaintiffs in Weisl on or about January 25, 1994, which may contain timely claims, is pending. There have been no material developments with respect to any of the other actions described therein during the period covered by this report.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     None

b)   Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

                                    SIGNATURE



     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     POLARIS AIRCRAFT INCOME FUND II
                                     (Registrant)
                                     By:   Polaris Investment
                                           Management Corporation,
                                           General Partner


          May 12, 1994                     By:   /S/Bobbe V. Sabella
                                                 Bobbe V. Sabella
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (principal financial
                                                 officer and principal
                                                 accounting officer
                                                 of Polaris Investment
                                                 Management Corporation,
                                                 General Partner of the
                                                 Registrant)