Form 10-Q
period 1994-06-30
POLARIS AIRCRAFT INCOME FUND II
filed 1994-08-15
CIK 789895

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549






            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

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

                        State of Organization: California
                   IRS Employer Identification No. 94-2985086
          Four Embarcadero Center, San Francisco, California 94111-4146
                           Telephone - (415) 362-0333



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                     Yes   X             No









                       This document consists of 22 pages.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1994





                                      INDEX


Part I.   Financial Information                                             Page

        Item 1.   Financial Statements

               a) Balance Sheets - June 30, 1994 and
                  December 31, 1993 . . . . . . . . . . . . . . . . . . . . .  3

               b) Statements of Operations - Three Months and
                  Six Months Ended June 30, 1994 and 1993 . . . . . . . . . .  4

               c) Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1993
                  and Six Months Ended June 30, 1994  . . . . . . . . . . . .  5


               d) Statements of Cash Flows - Six Months
                  Ended June 30, 1994 and 1993  . . . . . . . . . . . . . . .  6

               e) Notes to Financial Statements   . . . . . . . . . . . . . .  7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . . . 10



Part II.  Other Information

        Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 13

        Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . 15

        Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 21

        Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                                                    Part 1.  Financial Information
Item 1.  Financial Statements

                                                    POLARIS AIRCRAFT INCOME FUND II,
                                                    A California Limited Partnership

                                                             BALANCE SHEETS
                                                                                           June 30,          December 31,
                                                                                             1994                1993
                                                                                         (Unaudited)
ASSETS:

CASH AND CASH EQUIVALENTS                                                             $   15,428,225     $           97,473


SHORT-TERM INVESTMENTS, at cost which approximates market value                               -                  22,347,610

      Total Cash and Cash Equivalents and Short-Term
         Investments                                                                      15,428,225             22,445,083

RENT AND OTHER RECEIVABLES                                                                   141,810                 37,733

NOTES RECEIVABLE                                                                           2,943,841              1,022,308

AIRCRAFT at cost, net of accumulated depreciation of
 $82,699,132 in 1994 and $77,031,695 in 1993                                              99,260,155            104,927,592

AIRCRAFT INVENTORY                                                                         1,072,836              1,244,061

OTHER ASSETS                                                                                  30,152                 29,770

                                                                                      $  118,877,019     $      129,706,547

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):
PAYABLE TO AFFILIATES                                                                 $       80,944     $           52,274

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                       3,875              2,556,325

LESSEE SECURITY DEPOSITS                                                                     168,953                189,564

MAINTENANCE RESERVES                                                                       1,728,990                869,363

DEFERRED INCOME                                                                              642,742                642,742

      Total Liabilities                                                                    2,625,504              4,310,268


PARTNERS' CAPITAL (DEFICIT):
 General Partner                                                                          (1,040,194)              (948,683)
 Limited Partners, 499,997 units issued and outstanding                                  117,291,709            126,344,962

      Total Partners' Capital                                                            116,251,515            125,396,279

                                                                                      $  118,877,019     $      129,706,547


                                    The accompanying notes are an integral part of these statements.


                                                    POLARIS AIRCRAFT INCOME FUND II,
                                                    A California Limited Partnership

                                                        STATEMENTS OF OPERATIONS

                                                               (Unaudited)
                                                                 Three Months Ended                        Six Months Ended
                                                                       June 30,                                June 30,
                                                              1994                 1993                  1994                1993
REVENUES:
   Rent from operating leases                            $    3,545,395      $    3,663,000      $     7,193,395     $     6,882,000
   Gain on sale of equipment                                     -                   -                    -                  259,809
   Interest and other                                           195,828             188,757              371,169             359,612

            Total Revenues                                    3,741,223           3,851,757            7,564,564           7,501,421

EXPENSES:
   Depreciation and amortization                              2,833,719           2,666,847            5,667,437           5,441,422
   Management and advisory fees                                 168,270             174,150              341,670             326,100
   Operating                                                    926,996             546,238            3,646,213             687,868
   Administration and other                                      57,151              64,557              109,605             127,257
            Total Expenses                                    3,986,136           3,451,792            9,764,925           6,582,647

NET INCOME (LOSS)                                        $     (244,913)     $      399,965      $    (2,200,361)    $       918,774


NET INCOME ALLOCATED TO THE GENERAL PARTNER              $      310,018      $      191,480      $       602,930     $       384,148


NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS          $     (554,931)     $      208,485      $    (2,803,291)    $       534,626


NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT           $        (1.11)     $         0.42      $         (5.61)    $          1.07













                                    The accompanying notes are an integral part of these statements.

                                                    POLARIS AIRCRAFT INCOME FUND II,
                                                    A California Limited Partnership

                                          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                                               (Unaudited)


                                                                         Year Ended December 31, 1993 and
                                                                           Six Months Ended June 30, 1994

                                                                    General                 Limited
                                                                    Partner                 Partners                    Total
 Balance, December 31, 1992                                   $          (837,954)      $    137,297,163        $       136,459,209

   Net income (loss)                                                    1,000,375               (952,261)                    48,114
   Cash distributions to partners                                      (1,111,104)            (9,999,940)               (11,111,044)

 Balance, December 31, 1993                                              (948,683)           126,344,962                125,396,279

   Net income (loss)                                                      602,930             (2,803,291)                (2,200,361)
   Cash distributions to partners                                        (694,441)            (6,249,962)                (6,944,403)

 Balance, June 30, 1994                                       $        (1,040,194)      $    117,291,709        $       116,251,515






























                                    The accompanying notes are an integral part of these statements.

                                                    POLARIS AIRCRAFT INCOME FUND II,
                                                    A California Limited Partnership

                                                        STATEMENTS OF CASH FLOWS
                                                               (Unaudited)


                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                                   1994                   1993
OPERATING ACTIVITIES:
     Net income (loss)                                                                     $     (2,200,361)      $      918,774

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:

         Depreciation and amortization                                                            5,667,437            5,441,422
         Gain on sale of equipment                                                                    -                 (259,809)
         Changes in operating assets and liabilities:
            Decrease (increase) in rent and other receivables                                      (104,077)             285,208
            Increase in inventory                                                                     -                 (558,903)
            Decrease (increase) in other assets                                                        (382)               6,000
            Increase (decrease) in payable to affiliates                                             28,670           (1,057,967)
            Increase (decrease) in accounts payable and accrued liabilities                      (2,552,450)              29,193
            Increase (decrease) in lessee security deposits                                         (20,611)              91,559
            Increase in maintenance reserves                                                        859,627            1,173,948
               Net cash provided by operating activities                                          1,677,853            6,069,425

 INVESTING ACTIVITIES:
     Net proceeds from sale of aircraft inventory                                                   171,225              382,266
     Increase in notes receivable                                                                (2,177,533)             -
     Principal payments on notes receivable                                                         256,000              666,657

               Net cash provided by (used in) investing activities                               (1,750,308)           1,048,923
 FINANCING ACTIVITIES:
     Cash distributions to partners                                                              (6,944,403)          (4,166,642)

               Net cash used in financing activities                                             (6,944,403)          (4,166,642)


 CHANGES IN CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS                                 (7,016,858)           2,951,706


 CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                     22,445,083           19,846,799


 CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT END OF PERIOD                     $     15,428,225       $   22,798,505






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

Reclassification - Certain 1993 balances have been reclassified to conform to the 1994 presentation.


2. Lease to Northwest Territorial Airways, Ltd. (NWT)

The lease of one aircraft to NWT was extended at the original lease rate through March 1993, and at 80% of the original rate through March 1994. The aircraft was returned to the Partnership on April 6, 1994 and NWT subsequently paid to the Partnership approximately $860,000 in lieu of meeting return conditions as specified in the lease. The Partnership has negotiated a new lease with NWT for 16 months commencing in June 1994. The new lease rate is approximately 108% of the prior rate. During the off-lease period, the Partnership performed certain maintenance and modification work on the aircraft estimated at approximately $590,000, which will be applied against the $860,000 paid to the Partnership by NWT.


3. Lease to Continental Micronesia, Inc. (Continental Micronesia)

Three Boeing 727-200 Advanced aircraft formerly on lease to Alaska Airlines, Inc. were leased to Continental Micronesia at approximately 55% of the prior rate from April and May 1993 until April 1998. The lease stipulates that the Partnership will reimburse costs for cockpit modifications up to $600,000 per aircraft, C-check labor costs up to $300,000 per aircraft for two of the aircraft, and the actual cost of C-check parts for two of the aircraft. In addition, the Partnership will provide financing for up to $815,000 for new image modifications to be repaid with interest over the lease term for each aircraft. In accordance with the cost sharing agreement, in January 1994, the

Partnership reimbursed Continental Micronesia $1.8 million for cockpit modifications, which is included in aircraft at cost in the December 31, 1993 balance sheet, and $742,325 for C-check labor and parts, which was included in operating expense in the year ended December 31, 1993 statement of operations as discussed in the Form 10-K. In addition, the Partnership financed $2,177,533 for new image modifications, which is being repaid with interest over the lease terms of the aircraft, beginning in February 1994. The Partnership has received all scheduled principal and interest payments due from Continental Micronesia through June 30, 1994. The note receivable balance as of June 30, 1994 was $1,986,023.


4. Sale of Equipment

One hushkit set from the aircraft formerly leased to Pan American World Airways, Inc. was sold in January 1993 to ALG, Inc. (ALG) for $1,750,000, which resulted in a $259,809 gain in the first quarter 1993. ALG paid cash for a portion of the sale price and issued an interest-bearing promissory note for the balance of $1,132,363, which specifies 23 equal payments and a balloon payment due in January 1995. The Partnership has received all payments due under the note.
The note receivable balances as of June 30, 1994 and December 31, 1993 were $957,818 and $1,022,308, respectively.


5. Trans World Airlines, Inc. (TWA) Reorganization


As part of the TWA lease extension as discussed in the Form 10-K, the Partnership agreed to share the cost of meeting certain Airworthiness Directives
(ADs) after TWA successfully reorganized. The agreement stipulates that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the lease. In accordance with the cost sharing agreement, TWA submitted to the Partnership invoices for expenses paid to date by TWA to meet the ADs. Expenses were offset against rental payments totaling $2.7 million during 1993. Additional expenses, which are included in operating expense in the six months ended June 30, 1994 statement of operations, were offset against rental payments totaling $3.6 million that were due to the Partnership in the first four months of 1994. TWA may offset an additional $2.7 million against rental payments, subject to annual limitations, over the lease term.

6. Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                           Payments for
                                           Three Months
                                              Ended        Payable at
                                          June 30, 1994   June 30, 1994

        Aircraft Management Fees           $   164,112     $    6,560

        Out-of-Pocket Administrative
        Expense Reimbursement                   73,579         55,198

        Out-of-Pocket Maintenance and
        Remarketing Expense
        Reimbursement                          182,314         19,186
                                            ----------      ---------
                                           $   420,005     $   80,944
                                            ==========      =========

7.  Subsequent Event

Viscount Restructuring

Rent Deferral - To assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has entered into an agreement with Viscount to defer certain rents due the Partnership on one aircraft for a period of six months. The deferred rents, which aggregate $196,800, will be repaid by Viscount with interest at a rate of 6% per annum beginning in October 1994, over the remaining term of the lease.

Maintenance Advance - The Partnership has also agreed to extend a line of credit to Viscount for a total of $127,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft. Payments of interest only at a variable rate in arrears will be paid during the draw down period beginning in August 1994 through December 1994. Beginning in January 1995, level payments to amortize the advance over a 30-month period will be due in arrears, together with interest at a rate of 4% per annum over the 18-month U.S. Treasury Rate.
In accordance with the agreement, the Partnership advanced Viscount $63,500 in July 1994.

Option - The Partnership will have the option to acquire approximately 0.6% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $91,000. The option may be exercised at any time during the option period, which expires on July 20, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund II (the Partnership) owns a portfolio of 24 used commercial jet aircraft. The portfolio consists of one Boeing 737-200 Combi aircraft leased to Northwest Territorial Airways, Ltd. (NWT), 17 McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc. (TWA), one Boeing 737-200 aircraft leased to Viscount Air Services, Inc. (Viscount), three Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia), and one Boeing 727-200 aircraft formerly leased to Delta Airlines, Inc., that is being remarketed for sale or lease. The Partnership also owns six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., that were transferred to aircraft inventory and have been disassembled for sale of their component parts.


Remarketing Update

Lease to NWT - The lease of one aircraft to NWT was extended at the original lease rate through March 1993, and at 80% of the original rate through March 1994. The aircraft was returned to the Partnership on April 6, 1994 and NWT subsequently paid to the Partnership approximately $860,000 in lieu of meeting return conditions as specified in the lease. The Partnership has negotiated a new lease with NWT for 16 months commencing in June 1994. The new lease rate is approximately 108% of the prior rate. During the off-lease period, the Partnership performed certain maintenance and modification work on the aircraft estimated at approximately $590,000, which will be applied against the approximately $860,000 paid to the Partnership by NWT.


Viscount Restructuring

Rent Deferral - To assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has entered into an agreement with Viscount to defer certain rents due the Partnership on one aircraft for a period of six months. The deferred rents, which aggregate $196,800, will be repaid by Viscount with interest at a rate of 6% per annum beginning in October 1994, over the remaining term of the lease.

Maintenance Advance - The Partnership has also agreed to extend a line of credit to Viscount for a total of $127,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft. Payments of interest only at a variable rate in arrears will be paid during the draw down period beginning in August 1994 through December 1994. Beginning in January 1995, level payments to amortize the advance over a 30-month period will be due in arrears, together with interest at a rate of 4% per annum over the 18-month U.S. Treasury Rate.
In accordance with the agreement, the Partnership advanced Viscount $63,500 in July 1994.

Option - The Partnership will have the option to acquire approximately 0.6% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $91,000. The option may be exercised at any time during the option period, which expires on July 20, 1999.


Partnership Operations

The Partnership recorded a net loss of $244,913, or $1.11 per limited partnership unit, for the three months ended June 30, 1994, compared to net income of $399,965, or $0.42 per unit, for the same period in 1993. The Partnership recorded a net loss of $2,200,361, or $5.61 per limited partnership unit for the six months ended June 30, 1994, compared to net income of $918,774, or $1.07 per unit, for the same period in 1993. The 1994 net losses resulted from maintenance expenses incurred from the Partnership's leases to TWA. As described in Item 7 of the Partnership's 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), the leases with TWA provide for the offset against rent, subject to certain limits, of maintenance expenses incurred to meet certain Airworthiness Directives (ADs). During the three and six months ended June 30, 1994, TWA offset $900,000 and $3.6 million, respectively against rental payments due the Partnership for such maintenance expenses. The Partnership recognizes the $900,000 and $3.6 million offsets as operating expense. Further impacting 1994 year to date operating results as compared to 1993, during the first quarter 1993, the Partnership sold one of its hushkit sets at a gain of $259,809. No equipment sales have been concluded in 1994.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from lessees. However, to assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has negotiated an agreement with Viscount under which it agreed to defer certain rents due the Partnership on one aircraft as previously discussed. These deferred rents will be repaid by Viscount with interest over the remaining term of the lease. The agreement with Viscount also stipulates that the Partnership will advance Viscount $127,000, primarily for certain maintenance expenses relating to the Partnership's aircraft to be incurred by Viscount. In accordance with the agreement, the Partnership advanced Viscount $63,500 in July 1994. The Partnership will advance Viscount an additional $63,500 prior to December 31, 1994.

Payments of $171,225 have been received during the six months ended June 30, 1994 from the sale of parts from the six disassembled aircraft. In January 1994, the Partnership reimbursed Continental Micronesia $1.8 million for cockpit modifications and $742,325 for C-check labor and parts, the aggregate of which is included in accounts payable and accrued liabilities in the December 31, 1993 balance sheet. In addition, in January 1994, the Partnership financed $2,177,533 for new image modifications, which is being repaid with interest over the lease terms of the aircraft, beginning in February 1994. Cash reserves of approximately $12.4 million as of June 30, 1994 are being retained to cover potential costs of maintaining and remarketing the Partnership's off-lease aircraft in addition to meeting obligations under the TWA and Continental Micronesia lease agreements and the Viscount restructuring agreement.

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1994 and 1993 were $3,124,981, or $6.25 per limited partnership unit, and $1,874,989, or $3.75 per unit, respectively. Cash distributions to limited partners during the six months ended June 30, 1994 and 1993 were $6,249,962 or $12.50 per limited partnership unit, and $3,749,977, or $7.50 per unit, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements, the Partnership's ability to remarket its off-lease aircraft, the receipt of rental payments from NWT, TWA, Viscount and Continental Micronesia, the receipt of the deferred rental payments and financing payments from Viscount, and the receipt of payments generated from the aircraft disassembly process.

Part II.  Other Information

Item 1.   Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K) and in Item I of Part II of the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 1994, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Vern A. Kepford, et al. v. Prudential Securities, et al. - Certain defendants, including Polaris Investment Management Corporation and the Partnership, filed a general denial on June 29, 1994, and a motion for summary judgment on June 17, 1994 on the basis that the statute of limitation has expired. On June 29, 1994, plaintiffs filed their First Amended Original Petition, which added additional plaintiffs.

Other Proceedings - Item 10 of Part III of the Partnership's 1993 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. Except as described below, there have been no material developments with respect to any of the other actions described therein during the period covered by this report.

Weisl, et al., v. Polaris Holding Company, et al. - On April 19, 1994, the Supreme Court of the State of New York, County of New York, granted the defendants' motion to dismiss the complaint on the grounds that the statute of limitations barred almost all of the claims in the action. On July 20, 1994, the Court entered an order dismissing almost all of the claims in the complaint and amended complaint. Certain claims, however, remain pending.

Reuben Riskind, et al. v. Prudential Securities Inc., et al. - Polaris Investment Management Corporation and Polaris Aircraft Income Fund I received service of the Second Amended Original Petition and filed an Original Answer containing a general denial on June 13, 1994. Subsequently, plaintiffs filed Third and Fourth Amended Original Petitions, which added additional plaintiffs. On April 24, 1994, plaintiffs filed motions (i) for joinder and consolidation of cases in arbitration, (ii) for joinder and consolidation of cases not subject to arbitration, and (iii) for a pre-trial scheduling order. These motions were amended on June 29, 1994 and are now pending.

In re Prudential Securities Inc. Limited Partnerships Litigation - On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Multi-District Litigation Panel. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. A further litigation captioned Romano
v. Ball et. al, an action by Prudential Insurance Company policyholders against many of the same defendants (including Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation), has also been commenced by policy holders of the Prudential Insurance Company as a purported derivative action on behalf of the Prudential Insurance Company. The case is being coordinated with In re Prudential. The complaint alleges claims under the federal Racketeer Influenced and Corrupt Organizations Act, as well as claims for waste, mismanagement and intentional and negligent misrepresentation, and seeks unspecified compensatory, treble and punitive damages.

Item 5.   Other Information


Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of Polaris Aircraft Income Fund II (the Partnership), have recently restructured their operations and businesses (the Polaris Restructuring). In connection therewith, PIMC has entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (the Servicer or GECAS Inc.), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). The Polaris Restructuring is part of a larger restructuring involving the commercial aviation operations of GE Capital, which has been PHC's parent company since 1986.


The GE Capital Restructuring

GE Capital is in the process of completing a restructuring (the GE Capital Restructuring) of its commercial aviation operations, and as a result the owned and managed aircraft portfolios of certain of its affiliates, including its Polaris affiliates, will be managed by GECAS, subject in the case of Polaris investment programs to overall management and supervision by PIMC. (As used herein, the term "Polaris" refers collectively to PHC and its direct and indirect subsidiaries (including PALC and PIMC), and the term "GECAS" refers collectively to the Servicer and to its wholly owned subsidiary, GE Capital Aviation Services, Limited (GECAS Limited), a private limited company incorporated in Ireland.) When this restructuring is completed, the business of GECAS will combine commercial aviation activities formerly conducted by GE Capital's Polaris affiliates and its Transportation and Industrial Funding Corporation division (the T&I Division). In addition, GECAS will provide a significant range of management services to GPA Group plc, a public limited company incorporated in Ireland. (GPA Group plc, together with its consolidated subsidiaries, are collectively referred to herein as "GPA"). Information regarding Polaris, the T&I Division and GPA is set forth below.

Polaris - Beginning in the mid-1980s, Polaris has acted as an operating lessor, acquiring and managing aircraft for its own account and for the account of investment entities sponsored by PIMC. PIMC has sponsored investment programs, including the Partnership, for the purpose of acquiring and leasing jet aircraft. Through such investment programs, as of December 31, 1993, PIMC had spent approximately $1.3 billion of the funds it raised through such investment programs to acquire corporate jet and commercial aircraft that were leased primarily to U.S. domestic carriers. Many of these aircraft have since been re-leased both domestically and abroad. Since its acquisition by GE Capital in 1986, PHC has acquired aircraft for its own account, which aircraft historically have been on short to medium-term operating leases to U.S. domestic and international carriers. As of December 31, 1993, PHC owned 113 aircraft, and the fleet of additional aircraft managed by PALC and PIMC consisted of 127 aircraft, excluding aircraft in disassembly programs.

T&I Division - The business of GE Capital's T&I Division offered a broad range of financial products to airlines and aircraft operators and to aircraft owners, lenders and investors throughout the world, including financing leases (both direct financing and leveraged leases), debt (both senior and subordinated) and equity financing. As of December 31, 1993, the T&I Division's investment portfolio included 284 aircraft, consisting primarily of aircraft on long-term financing leases with U.S.-based carriers.

GPA - GPA was founded in 1975 to provide aircraft leasing and related services to the commercial aviation industry. In 1979, GPA began purchasing aircraft for its own account and continued to expand its aircraft portfolio throughout the 1980s and into the 1990s. In late 1992 and 1993, GPA experienced financial difficulties that led to the restructuring of GPA's business (the GPA Restructuring). As of June 30, 1994, GPA's owned and managed aircraft portfolio consisted of 458 aircraft, of which 355 were owned by GPA, 82 were leased-in, and 21 were managed on behalf of third parties. In connection with the GPA Restructuring, GPA and GECAS Limited entered into a management agreement which provided for GECAS Limited to act as exclusive manager of substantially all the aircraft formerly managed by GPA, including aircraft owned by GPA, its affiliates and certain third parties. As a part of the GPA Restructuring, GPA also granted to GE Capital an option to acquire certain securities of GPA. This option effectively gives GE Capital the right to acquire control of GPA if the option is exercised.


The Polaris Restructuring

In connection with the GE Capital Restructuring, the Servicer has hired many of the employees who had performed the functions for Polaris and its investment programs (including the Partnership) that are now performed by the Servicer for PHC owned aircraft and for Polaris investment programs under the Services Agreement and under similar services agreements which will be entered into by PIMC and/or PALC with the Servicer relating to other Polaris investment programs. The Servicer's employees currently include approximately 36 former employees of Polaris. The positions of a number of other employees of Polaris were eliminated in connection with the Polaris Restructuring.

In order to allow it to continue to be able to discharge its responsibilities as general partner of the Partnership, PIMC has retained certain of its employees. As of July 1, 1994, PIMC had seven full-time employees. In addition, certain employees of GECAS Inc. will serve as officers and directors of PIMC. The following management personnel will serve in the capacities shown opposite their names:

                                         PIMC
               Name                      Title


          Howard L. Feinsand       President; Director
          Richard J. Adams         Vice President; Director
          Rodney Sirmons           Director
          James W. Linnan          Vice President
          John E. Flynn            Vice President
          Robert W. Dillon         Vice President; Assistant Secretary
          James F. Walsh           Chief Financial Officer
          James T. Caleshu         Secretary

All of these management personnel other than Mr. Linnan will be employed by the Servicer and will devote only such portion of their time to the business and affairs of PIMC as they deem necessary or appropriate.


Mr. Feinsand, 46, Senior Vice President and Manager, Capital Markets, Pricing and Investor Programs of GECAS Inc., joined PIMC and PALC as Vice President, General Counsel and Assistant Secretary in April 1989. Effective July 1989,
Mr. Feinsand assumed the position of Senior Vice President, and served as General Counsel and Secretary from July 1989 to August 1992. Mr. Feinsand, an attorney, was a partner in the New York law firm of Golenbock and Barell from 1987 through 1989. In his previous capacities, Mr. Feinsand served as counsel to PIMC and PALC. Mr. Feinsand also serves as a director on the board of Duke Realty Investments, Inc. Effective July 1, 1994, Mr. Feinsand held the positions of President and Director of PIMC.

Mr. Adams, 60, Senior Vice President, Aircraft Marketing - North America of GECAS Inc., served as Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing, Vice President - North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Sirmons, 48, is Vice President, Portfolio and Risk Management for GECAS Inc. During the last twenty-one years, he has held a variety of credit, underwriting and financial positions with several businesses within GE Capital and its predecessor. Effective July 1, 1994, Mr. Sirmons held the position of Director of PIMC.

Mr. Linnan, 52, became Vice President - Financial Management of PIMC and PALC effective April 1991, having previously served as Vice President - Investor Marketing of PIMC and PALC since July 1986. Effective July 1, 1994, Mr. Linnan held the position of Vice President of PIMC.

Mr. Flynn, 53, Senior Vice President and Manager, Task Force Marketing and General Manager, Cargo, of GECAS Inc., served as Senior Vice President, Aircraft Marketing for PIMC and PALC effective April 1991, having previously served as Vice President, North America of PIMC and PALC effective July 1989. Mr. Flynn joined PALC in March 1989 as Vice President, Cargo. For the two years prior to joining PALC, Mr. Flynn was a transportation consultant. Effective July 1, 1994, Mr. Flynn held the position of Vice President of PIMC.

Mr. Dillon, 52, became Vice President - Aviation Legal and Insurance Affairs effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC.

Mr. Walsh, 44, Senior Vice President and Chief Financial Officer of GECAS Inc., joined PIMC and PALC in March 1987. He served as Senior Vice President and Chief Financial Officer, having previously served as Vice President and Chief Financial Officer. Effective October, 1993, Mr. Walsh resigned as Senior Vice President and Chief Financial Officer of PIMC to assume new responsibilities at GE Capital. Effective July 1, 1994, Mr. Walsh held the position of Chief Financial Officer of PIMC.

Mr. Caleshu, 54, Senior Vice President and General Counsel of GECAS Inc., joined PIMC and PALC in August 1992 as Senior Vice President and General Counsel.
Prior to joining PIMC and PALC, Mr. Caleshu, an attorney, was a partner in the San Francisco firm of Pettit & Martin from 1966 to 1992. Effective July 1, 1994, Mr. Caleshu held the position of Secretary of PIMC.

Through the personnel it has retained, PIMC will oversee the services to be performed by the Servicer under the Services Agreement, make decisions as to matters that are effectively reserved to PIMC for decision by the Services Agreement, receive and analyze reports received from the Servicer, and otherwise discharge its responsibilities as general partner of the Partnership. (See "The Services Agreement".) In addition, PIMC will continue to perform investor relations services for the Partnership and will continue to deal with ReSource/Phoenix, a division of Phoenix Leasing Incorporated which, since August 1993, has been performing substantially all of the accounting and financial reporting services previously performed by PIMC, pursuant to a Program Accounting and Financial Reporting Administration Agreement.

In connection with the Polaris Restructuring, PIMC is relocating its San Francisco office. On or about September 16, 1994, PIMC's principal office will be moved to 201 Mission Street, San Francisco, California 94104. PIMC's telephone numbers will remain (415) 362-0333 and (800) 652-1285.


GECAS

GECAS is a global commercial aviation financial services company that (i) offers a broad range of financial products to airlines and aircraft operators, aircraft owners, lenders and investors, including financing leases, operating leases, tax-advantaged and other incentive-based financing and debt and equity financing, and (ii) provides management, marketing and technical support services to aircraft owners, lenders and investors, including GE Capital, GPA and their respective affiliates, and certain third parties. GECAS has approximately 230 employees worldwide and operations in Stamford, Connecticut; Shannon, Ireland; San Francisco, California; and a number of other locations, including Beijing, Chicago, Dallas, Hong Kong, London and Miami.

GECAS is comprised of two wholly owned subsidiaries of GE Capital, the Servicer and GECAS Limited (which is a wholly owned subsidiary of the Servicer). In October 1993, GECAS commenced operations following completion of the GPA Restructuring and had no operating history prior to that time. Initially, GECAS's operations consisted solely of managing substantially all of the aircraft assets owned or leased-in by GPA and aircraft assets that GPA managed on behalf of its affiliates and third parties. Currently, GECAS's operations also include commercial aviation activities conducted in the past by the T&I Division and Polaris. GECAS did not acquire the assets of the T&I Division, Polaris or GPA, but instead has the responsibility for managing the aircraft assets owned and/or formerly managed by such entities, subject in the case of aircraft assets owned by Polaris investment programs to overall management and supervision by PIMC.

GECAS is the world's largest manager of commercial aircraft. As of June 30, 1994, the portfolio managed by GECAS consisted of approximately 888 aircraft, and it is expected that GECAS will enter into an agreement to provide administrative and marketing services with respect to 63 additional aircraft that are owned by a limited liability company in which affiliates of GECAS have an interest. Moreover, from time to time, GE Capital and its affiliates are likely to acquire additional new and used aircraft which are expected to be included in the portfolio to be managed by GECAS. The aircraft in GECAS's managed portfolio are on lease to more than 150 customers in 56 countries throughout the world. GECAS's managed portfolio includes other aircraft of the same type as those owned by the Partnership. Accordingly, the Servicer may have certain conflicts of interest in performing its duties under the Services Agreement. (See "The Services Agreement", herein.)

The Servicer has represented to PIMC that the Servicer's net worth will be greater than $25,000,000, and has agreed not to pay or make any dividends or distributions to its shareholder(s) which would have the effect of reducing the Servicer's net worth below that amount.


The Services Agreement

PIMC, as general partner of the Partnership, has entered into a Services Agreement dated as of July 1, 1994, with the Servicer. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

Under the Services Agreement, PIMC has engaged the Servicer to perform, or arrange for the performance of, aircraft management services, aircraft leasing and sales services, and certain portfolio management services. These services will include, inter alia, managing the Partnership's portfolio of Aircraft, arranging for the re-leasing and sale of Aircraft, preparing certain reports for the Partnership, employing persons to perform services for the Partnership, and otherwise performing various portfolio and partnership management functions. PIMC will continue to serve as general partner of the Partnership and will retain all of its rights, powers and interests as general partner. In its capacity as general partner, PIMC will exercise supervisory control over the Servicer's rendering of services in connection with the Partnership and will continue to have control and overall management of all matters relating to the Partnership's ongoing business and operations. The Servicer is not becoming a general partner of the Partnership and is not assuming any fiduciary duty that PIMC, as general partner, has had or will have.

As compensation for services provided by the Servicer, PIMC will pay to the Servicer (i) a portion of the Aircraft Management Fees, Cash Available from Operations and Cash Available from Sales Proceeds received by PIMC under the Partnership Agreement, and (ii) all Sales Commissions received by PIMC under the Partnership Agreement with respect to sales of Partnership Aircraft arranged by the Servicer. The Servicer will also receive an amount equal to the reimbursement for Partnership expenses which PIMC receives from the Partnership on account of expenses incurred by the Servicer in performing services pursuant to the Services Agreement. The expense reimbursement limitations in the Partnership Agreement will not be affected by the Services Agreement.

The Services Agreement recognizes that the Servicer will be providing services with respect to the separate aircraft of GE Capital and its affiliates as well as with respect to the aircraft of third parties, and that conflicts of interest may arise as a result. The Servicer is required to perform services under the Services Agreement in good faith and, to the extent that a particular Partnership Aircraft and other aircraft then in the Servicer's managed portfolio are substantially similar in terms of relevant objectively identifiable characteristics, the Servicer must not discriminate between such aircraft on the basis of ownership, fees payable to the Servicer, or on an unreasonable basis. The Services Agreement also requires the Servicer to perform services in accordance with all applicable laws, in a manner consistent with all applicable provisions of the Partnership Agreement, and with such care and in accordance with such standards of performance as would have been applied to PIMC had PIMC performed the services directly.

The Services Agreement requires the Servicer to take any actions relating to the Services Agreement that PIMC may direct so long as such actions are reasonably deemed by PIMC to be necessary or appropriate in order to permit PIMC to fulfill its fiduciary duties as general partner of the Partnership or otherwise to be in the best interest of the Partnership or its limited partners. Furthermore, certain actions with respect to the Partnership may not be taken by the Servicer without the prior approval of PIMC. Such prohibited actions include, among others: (i) selling or otherwise disposing of one or more Aircraft by the Partnership (including the sale or other disposition of an Aircraft as parts or scrap); (ii) entering into any new lease (or any renewal or extension of an existing lease) with respect to any Aircraft; (iii) terminating or modifying any lease with respect to any Aircraft; (iv) financing or refinancing one or more Aircraft by the Partnership; (v) making material capital, maintenance or inspection expenditures for the Partnership; (vi) hiring any broker to sell or lease any Aircraft; (vii) entering into any contract (including any contract of sale), agreement or instrument other than a contract, agreement or instrument entered into in the ordinary course of business that has a term of less than one year and that does not contemplate payments which will exceed, over the term of the contract, agreement or instrument, $100,000 in the aggregate; (viii) changing in any material respect the type or amount of insurance coverage in place for the Partnership; and (ix) incurring any Partnership expenses for which the Servicer will seek reimbursement pursuant to the Services Agreement which exceed in the aggregate, for any calendar month, the sum of $10,000. Absent PIMC authorization, it is contemplated that the Servicer will not enter into contracts, agreements or instruments on behalf of the Partnership.

Absent earlier termination based on certain events (including the withdrawal, removal or replacement of PIMC as general partner of the Partnership), the Services Agreement will terminate upon the completion of the winding up and liquidation of the Partnership and the distribution of all of its assets.

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

                     						POLARIS AIRCRAFT INCOME FUND II,
                     						A California Limited Partnership
                     						(Registrant)
                     						By:
									  Polaris Investment
                                                                          Management Corporation,
                                                                          General Partner


          August 10, 1994                                                 By:	    /S/James F. Walsh
                                                                                   James F. Walsh
                                                                                   Chief Financial Officer
                                                                                   (principal financial
                                                                                   officer and principal
                                                                                   accounting officer
                                                                                   of Polaris Investment
                                                                                   Management Corporation,
                                                                                   General Partner of the
                                                                                   Registrant)




























