Form 10-Q
period 1994-09-30
POLARIS AIRCRAFT INCOME FUND II
filed 1994-11-14
CIK 789895

                                   FORM 10-Q


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549





           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

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

                       State of Organization: California
                   IRS Employer Identification No. 94-2985086
        201 Mission Street, 27th Floor, San Francisco, California 94105
                           Telephone - (415) 284-7400



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

         FORM 10-Q - For the Quarterly Period Ended September 30, 1994




                                     INDEX


Part I.   Financial Information                                            Page

        Item 1.   Financial Statements


               a)   Balance Sheets - September 30, 1994 and
                    December 31, 1993 . . . . . . . . . . . . . . . . . . . . 3

               b)   Statements of Operations - Three Months and
                    Nine Months Ended September 30, 1994 and 1993 . . . . . . 4

               c)   Statements of Changes in Partners' Capital
                    (Deficit) - Year Ended December 31, 1993
                    and Nine Months Ended September 30, 1994  . . . . . . . . 5

               d)   Statements of Cash Flows - Nine Months
                    Ended September 30, 1994 and 1993 . . . . . . . . . . . . 6

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

                                                    Part 1.  Financial Information

Item 1.  Financial Statements

                                                   POLARIS AIRCRAFT INCOME FUND II,
                                                   A California Limited Partnership

                                                            BALANCE SHEETS

                                                                                          September 30,      December 31,
                                                                                               1994              1993
                                                                                               ----              ----
          ASSETS:

          CASH AND CASH EQUIVALENTS                                                      $     15,758,018   $      97,473

          SHORT-TERM INVESTMENTS, at cost which approximates market value                          -           22,347,610
                                                                                         ----------------   -------------
                    Total Cash and Cash Equivalents and Short-Term
                       Investments                                                             15,758,018      22,445,083

          RENT AND OTHER RECEIVABLES                                                              248,097          37,733

          NOTES RECEIVABLE                                                                      2,908,254       1,022,308

          AIRCRAFT at cost, net of accumulated depreciation of
               $85,532,851 in 1994 and $77,031,695 in 1993                                     96,426,436     104,927,592

          AIRCRAFT INVENTORY                                                                      993,934       1,244,061

          OTHER ASSETS                                                                             29,770          29,770
                                                                                         ----------------   -------------
                                                                                         $    116,364,509   $ 129,706,547
                                                                                         ================   =============

          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

          PAYABLE TO AFFILIATES                                                          $        127,873   $      52,274

          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                 31,751       2,556,325

          LESSEE SECURITY DEPOSITS                                                                169,962         189,564

          MAINTENANCE RESERVES                                                                  1,808,934         869,363

          DEFERRED INCOME                                                                         642,742         642,742
                                                                                         ----------------   -------------
                    Total Liabilities                                                           2,781,262       4,310,268
                                                                                         ----------------   -------------

          PARTNERS' CAPITAL (DEFICIT):
               General Partner                                                                 (1,066,907)       (948,683)
               Limited Partners, 499,997 units issued and outstanding                         114,650,154     126,344,962
                                                                                         ----------------   -------------
                    Total Partners' Capital                                                   113,583,247     125,396,279
                                                                                         ----------------   -------------

                                                                                         $    116,364,509   $ 129,706,547
                                                                                         ================   =============
                                   The accompanying notes are an integral part of these statements.

                                                   POLARIS AIRCRAFT INCOME FUND II,
                                                   A California Limited Partnership

                                                       STATEMENTS OF OPERATIONS
                                                              (Unaudited)

                                                                      Three Months Ended                   Nine Months Ended
                                                                         September 30,                       September 30,
                                                                   1994               1993                1994             1993
                                                                   ----               ----                ----             ----
REVENUES:

    Rent from operating leases                                 $  3,657,700     $  3,893,900       $  10,851,095     $   10,775,900
    Net loss on sale of equipment                                    -              (773,204)             -                (513,395)
    Interest and other                                              220,442          204,957             591,611            564,569
                                                           ---------------- ----------------    ----------------  -----------------
         Total Revenues                                           3,878,142        3,325,653          11,442,706         10,827,074
                                                           ---------------- ----------------    ----------------  -----------------

EXPENSES:

    Depreciation and amortization                                 2,833,719        2,658,940           8,501,156          8,100,362
    Management and advisory fees                                    173,885          185,695             515,555            511,795
    Operating                                                        12,270           57,571           3,658,483            745,439
    Administration and other                                         54,335           46,544             163,940            173,802
                                                           ---------------- ----------------    ----------------  -----------------
         Total Expenses                                           3,074,209        2,948,750          12,839,134          9,531,398
                                                           ---------------- ----------------    ----------------  -----------------
NET INCOME (LOSS)                                              $    803,933     $    376,903       $  (1,396,428)    $    1,295,676
                                                           ================ ================    ================  =================
NET INCOME ALLOCATED TO THE GENERAL PARTNER                    $    320,506     $    316,236       $     923,436     $      700,384
                                                           ================ ================    ================  =================
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS                $    483,427     $     60,667       $  (2,319,864)    $      595,292
                                                           ================ ================    ================  =================
NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                 $       0.97     $       0.12       $       (4.64)    $         1.19
                                                           ================ ================    ================  =================
                                   The accompanying notes are an integral part of these statements.

                                                   POLARIS AIRCRAFT INCOME FUND II,
                                                   A California Limited Partnership

                                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)




                                                                                Year Ended December 31, 1993 and
                                                                        Nine Months Ended September 30, 1994 (Unaudited)
                                                                       -------------------------------------------------


                                                                        General               Limited                  Total
                                                                        Partner              Partners                  -----
                                                                        -------              --------
Balance, December 31, 1992                                           $     (837,954)    $    137,297,163      $   136,459,209

   Net income (loss)                                                      1,000,375             (952,261)              48,114

   Cash distributions to partners                                        (1,111,104)          (9,999,940)         (11,111,044)
                                                                  ----------------- -------------------- --------------------
Balance, December 31, 1993                                                 (948,683)         126,344,962          125,396,279

   Net income (loss)                                                        923,436           (2,319,864)          (1,396,428)

   Cash distributions to partners                                        (1,041,660)          (9,374,944)         (10,416,604)
                                                                  ----------------- --------------------  -------------------
Balance, September 30, 1994 (Unaudited)                              $   (1,066,907)    $    114,650,154      $   113,583,247
                                                                  ================= ====================  ===================

                                   The accompanying notes are an integral part of these statements.

                                                   POLARIS AIRCRAFT INCOME FUND II,
                                                   A California Limited Partnership

                                                       STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                         -------------
                                                                                                 1994                   1993
                                                                                                 ----                   ----
 OPERATING ACTIVITIES:
    Net income (loss)                                                                       $   (1,396,428)        $   1,295,676

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                             8,501,156             8,100,362
       Net loss on sale of equipment                                                                -                    513,395
       Changes in operating assets and liabilities:
           Decrease (increase) in rent and other receivables                                      (210,364)              242,755
           Increase in inventory                                                                    -                   (599,175)
           Decrease in other assets                                                                 -                      4,421
           Increase (decrease) in payable to affiliates                                             75,599            (1,135,999)
           Decrease in accounts payable and accrued liabilities                                 (2,524,574)              (28,499)
           Increase (decrease) in lessee security deposits                                         (19,602)               12,398
           Increase in maintenance reserves                                                        939,571             1,215,116
           Decrease in deferred income                                                              -                 (1,783,800)
                                                                                         -----------------      ----------------
              Net cash provided by operating activities                                          5,365,358             7,836,650
                                                                                         -----------------      ----------------

 INVESTING ACTIVITIES:
    Net proceeds from sale of aircraft inventory                                                   250,127               625,608
    Increase in notes receivable                                                                (2,284,848)              -
    Principal payments on notes receivable                                                         398,902             3,281,646
                                                                                         -----------------      ----------------
              Net cash provided by (used in) investing activities                               (1,635,819)            3,907,254
                                                                                         -----------------      ----------------

 FINANCING ACTIVITIES:
    Cash distributions to partners                                                             (10,416,604)           (7,638,843)
                                                                                         -----------------      ----------------
              Net cash used in financing activities                                            (10,416,604)           (7,638,843)
                                                                                         -----------------      ----------------


 CHANGES IN CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS                                (6,687,065)            4,105,061

 CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                    22,445,083            19,846,799
                                                                                         -----------------      ----------------
 CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT END OF PERIOD                      $   15,758,018         $  23,951,860
                                                                                         =================      ================

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


2.  Lease to Northwest Territorial Airways, Ltd. (NWT)

The lease of one aircraft to NWT was extended at the original lease rate through March 1993, and at 80% of the original rate through March 1994. The aircraft was returned to the Partnership in April 1994 and NWT subsequently paid to the Partnership approximately $860,000 in lieu of meeting return conditions as specified in the lease. The Partnership has negotiated a new lease with NWT for 16 months commencing in June 1994. The new lease rate is approximately 108% of the prior rate. During the off-lease period, the Partnership performed certain maintenance and modification work on the aircraft, which will likely be offset by the approximately $860,000 paid to the Partnership by NWT.


3.  Lease to Continental Micronesia, Inc. (Continental Micronesia)

Three Boeing 727-200 Advanced aircraft formerly on lease to Alaska Airlines, Inc. were leased to Continental Micronesia at approximately 55% of the prior rate from April and May 1993 until April 1998. The lease stipulates that the Partnership will reimburse costs for cockpit modifications up to $600,000 per aircraft, C-check labor costs up to $300,000 per aircraft for two of the aircraft, and the actual cost of C-check parts for two of the aircraft. In addition, the Partnership will provide financing for up to $815,000 for new image modifications to be repaid with interest over the lease term for each aircraft. In accordance with the cost sharing agreement, in January 1994, the Partnership reimbursed Continental Micronesia $1.8 million for cockpit modifications, which is included in aircraft at cost in the December 31, 1993 balance sheet, and $742,325 for C-check labor and parts, which was included in operating expense in the year ended December 31, 1993 statement of operations as discussed in the Form 10-K. In addition, the Partnership financed $2,177,533 for new image modifications, which is being repaid with interest over the lease terms of the aircraft, beginning in February 1994. The Partnership has received all scheduled principal and interest payments due from Continental Micronesia through September 30, 1994. The note receivable balance as of September 30, 1994 was $1,876,344.

4.  Sale of Equipment

One hushkit set from the aircraft formerly leased to Pan American World Airways, Inc. was sold in January 1993 to ALG, Inc. (ALG) for $1,750,000, which resulted in a $259,809 gain in the first quarter 1993. ALG paid cash for a portion of the sale price and issued an interest-bearing promissory note for the balance of $1,132,363, which specifies 23 equal payments and a balloon payment due in January 1995. The Partnership has received all payments due under the note. The note receivable balances as of September 30, 1994 and December 31, 1993 were $924,595 and $1,022,308, respectively.


5.  Trans World Airlines, Inc. (TWA) Reorganization

As part of the TWA lease extension as discussed in the Form 10-K, the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) after TWA successfully reorganized. The agreement stipulates that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the lease. In accordance with the cost sharing agreement, TWA submitted to the Partnership invoices for expenses paid to date by TWA to meet the ADs. Expenses totaling $2.7 million were offset against rental payments during 1993. Additional expenses totaling $3.6 million, which are included in operating expense in the nine months ended September 30, 1994 statement of operations, were offset against rental payments that were due to the Partnership in the first four months of 1994. TWA may offset an additional $2.7 million against rental payments, subject to annual limitations, over the lease terms.


6.  Viscount Restructuring

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

Maintenance Advance - The Partnership has also agreed to extend a line of credit to Viscount for a total of $127,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft. Payments of interest only at variable rates in arrears are being paid by Viscount beginning in August 1994 through December 1994. Beginning in January 1995, level payments to amortize the advance over a 30-month period will be due in arrears, together with interest at a rate of 4% per annum over the 18-month U.S. Treasury Rate on December 29, 1994. In accordance with the agreement, the Partnership advanced Viscount $107,315 during the third quarter of 1994.

Option - The Partnership has the option to acquire approximately 0.6% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $91,000. The option may be exercised at any time during the option period, which expires on July 20, 1999.

7.  Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                        Payments for
                                     Three Months Ended      Payable at
                                     September 30, 1994  September 30, 1994
                                     ------------------  ------------------
        Aircraft Management Fees            $  167,973       $ 12,090

        Out-of-Pocket Administrative
         Expense Reimbursement                  35,929         45,727

        Out-of-Pocket Maintenance and
         Expense Reimbursement                  19,186         70,056
                                         -------------  -------------
                                            $  223,088       $127,873
                                        ==============  =============

8.  Subsequent Events


Viscount Maintenance Advance - In accordance with the Viscount restructuring agreement as discussed in Note 6, the Partnership advanced $19,685, the balance of the line of credit, to Viscount in October 1994.

TWA Proposed Restructuring - TWA, lessee of 17 of the Partnership's McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft, has proposed to its creditors, including the Partnership, a restructuring of its debt. Such restructuring, if approved, would include a six-month moratorium on its lease payments to the Partnership beginning in November 1994. TWA has proposed that a portion of the lease rent due over that period be paid in common stock of the airline and that the remainder be deferred and paid in installments over the remaining terms of the leases. TWA has stated that if it is unable to obtain approvals from its creditors for the restructuring, it would seek to file a prepackaged bankruptcy plan under Chapter 11 of the federal Bankruptcy Code.

TWA is continuing its negotiations with its creditors, including the Partnership. TWA is current on its lease payments to the Partnership through October 1994. However, should TWA cease lease payments beginning in November 1994 for a period of six months, the negative effect on the Partnership's cash reserves would be significant. Rental revenues recognized from the Partnership's leases with TWA currently account for approximately 74% of the Partnership's total quarterly rental revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund II (the Partnership) owns a portfolio of 24 used commercial jet aircraft out of its original portfolio of 30 aircraft. The portfolio consists of one Boeing 737-200 Combi aircraft leased to Northwest Territorial Airways, Ltd. (NWT), 17 McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc. (TWA), one Boeing 737-200 aircraft leased to Viscount Air Services, Inc. (Viscount), three Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia), and one Boeing 727-200 aircraft formerly leased to Delta Airlines, Inc., that is being remarketed for sale or lease. The Partnership also owns six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., that were transferred to aircraft inventory and have been disassembled for sale of their component parts.


Viscount Restructuring

As discussed in the Partnership's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1994, the Partnership agreed to extend a line of credit to Viscount for a total of $127,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $107,315 during the third quarter of 1994. The Partnership advanced $19,685, the balance of the line of credit, to Viscount in October 1994.


Partnership Operations

The Partnership recorded net income of $803,933, or $0.97 per limited partnership unit, for the three months ended September 30, 1994, compared to net income of $376,903, or $0.12 per unit, for the same period in 1993. The Partnership recorded a net loss of $1,396,428, or $4.64 per limited partnership unit for the nine months ended September 30, 1994, compared to net income of $1,295,676, or $1.19 per unit, for the same period in 1993. The net loss for the nine months ended September 30, 1994 resulted from maintenance expenses incurred from the Partnership's leases to TWA. As described in Item 7 of the Partnership's 1993 Annual Report to the Securities and Exchange Commission on Form 10-K, the leases with TWA provide for the offset against rent, subject to certain limits, of maintenance expenses incurred to meet certain Airworthiness Directives. During the nine months ended September 30, 1994, TWA offset $3.6 million against rental payments due the Partnership for such maintenance expenses. The Partnership recognizes the $3.6 million offset as operating expense.

The improvement in operating results for the three months ended September 30, 1994 as compared to the same period in 1993 was due primarily to a net loss on sale of equipment recorded during 1993. During the third quarter of 1993, the Partnership sold two hushkit sets and one engine at a combined loss of $773,204. Partially offsetting the net loss for the nine months ended September 30, 1993 was a gain of $259,809 recorded during the first quarter of 1993 on the sale of one additional hushkit set. No equipment sales have been concluded in 1994.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from current lessees. However, to assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has entered into an agreement with Viscount under which it agreed to defer certain rents due the Partnership on one aircraft. These deferred rents will be repaid by Viscount with interest over the remaining term of the lease. The agreement with Viscount also stipulates that the Partnership will advance Viscount $127,000, primarily for maintenance expenses incurred by Viscount relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $127,000 in four installments from July 1994 through October 1994.

As described more fully in Note 8 to the Financial Statements, TWA has proposed to its creditors, including the Partnership, a restructuring of its debt. Such restructuring, if approved, would include a six-month moratorium on its lease payments to the Partnership beginning in November 1994. TWA is current on its lease payments to the Partnership through October 1994. However, should TWA cease lease payments beginning in November 1994 for a period of six months, the negative effect on the Partnership's cash reserves would be significant.
Rental revenues recognized from the Partnership's leases with TWA currently account for approximately 74% of the Partnership's total quarterly rental revenues.

Payments of $250,127 have been received during the nine months ended September 30, 1994 from the sale of parts from the six disassembled aircraft. In January 1994, the Partnership reimbursed Continental Micronesia $1.8 million for cockpit modifications and $742,325 for C-check labor and parts, the aggregate of which is included in accounts payable and accrued liabilities in the December 31, 1993 balance sheet. In addition, in January 1994, the Partnership financed $2,177,533 for new image modifications, which is being repaid with interest over the lease terms of the aircraft, beginning in February 1994. The Partnership's cash reserves are being retained to cover potential costs of maintaining and remarketing the Partnership's off-lease aircraft in addition to meeting obligations under the TWA and Continental Micronesia lease agreements and the Viscount restructuring agreement.


Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1994 and 1993 were $3,124,981, or $6.25 per limited partnership unit for each period. Cash distributions to limited partners during the nine months ended September 30, 1994 and 1993 were $9,374,944 or $18.75 per limited partnership unit, and $6,874,958, or $13.75 per unit, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements, the Partnership's ability to remarket its off-lease aircraft, the receipt of rental payments from NWT, TWA, Viscount and Continental Micronesia, the receipt of the deferred rental payments and financing payments from Viscount, the receipt of modification financing payments from Continental Micronesia, and the receipt of payments generated from the aircraft disassembly process.

Part II.  Other Information

Item 1.        Legal Proceedings


As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1993 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), and in Item 1 of Part II of the Partnership's Quarterly Reports to the SEC on Form 10-Q for the quarterly periods ended March 31, 1994 and June 30, 1994, respectively, there are a number of pending legal actions or proceedings to which the Partnership is a party or to which any of its properties are subject. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Pan American World Airways, Inc. (Pan Am) Bankruptcy - As discussed in Note 5 to the financial statements included in the 1993 Form 10-K (Part II, Item 8), Pan Am commenced reorganization proceedings under Chapter 11 of the federal Bankruptcy Code in January 1991 and ceased operations in September 1991. Pan Am as debtor-in-possession has proposed an allowance of certain of the claims filed by the Partnership in the Pan Am bankruptcy case. The Partnership is currently negotiating the terms of the allowance with Pan Am.

Braniff Airlines, Inc. Bankruptcy - The Partnership has now been authorized to release one-half of the 25% portion of the Partnership's administrative claim payment previously held by Polaris Investment Management Corporation in a separate, interest-bearing account pursuant to the stipulation approved by the Bankruptcy Court in 1992.

Vern A. Kepford, et al. v. Prudential Securities, et al. - On July 14, 1994, plaintiffs filed their Second Amended Original Petition which added plaintiffs. On July 18, 1994, plaintiffs filed their response and opposition to defendants' motion for partial summary judgment and also moved for a continuance on the motion for partial summary judgment. Defendants objections and responses to Plaintiffs' First Request for Production were filed on July 29, 1994. On August 11, 1994, after plaintiffs again amended their petition by adding numerous plaintiffs, the defendants withdrew their summary judgment motion and motion to stay discovery, without prejudice to refiling these motions at a later date.

Reuben Riskind, et al. v. Prudential Securities Inc., et al. - On August 31, 1994, plaintiffs filed their Fifth Amended Original Petition adding additional plaintiffs. On that same day, plaintiffs also filed their Second Plea in Intervention adding nearly 2,000 plaintiffs. On September 7, 1994, the court determined to sever from the primary lawsuit four plaintiffs and set the action for trial on November 7, 1994. On September 29, 1994, defendants removed the severed action to the United States District Court, Western District of Texas, Del Rio Division. On October 27, 1994, the action was remanded back to state court. On October 4, 1994, plaintiffs filed their Sixth Amended Petition adding as defendants: the Partnership, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Securities Corporation, General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company.

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

Weisl, et al., v. Polaris Holding Company, et al. - On April 19, 1994, the Supreme Court of the State of New York, County of New York, granted the defendants' motion to dismiss the complaint on the grounds that the statute of limitations barred almost all of the claims in the action. On July 20, 1994, the court entered an order dismissing almost all of the claims in the complaint and amended complaint. Certain claims, however, remain pending. Plaintiffs filed a notice of appeal on September 2, 1994.

Novak, et al. v. Polaris Holding Company, et al. - On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss the purported derivative complaint. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to plaintiffs to replead. On October 7, 1994, defendants filed a notice of appeal.

Harner, et al. v. Prudential Bache Securities - On September 8, 1994, the Sixth Circuit affirmed the lower court's decision dismissing the action.



Item 6.        Exhibits and Reports on Form 8-K


a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     27.  Financial Data Schedules

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

                                                                          POLARIS AIRCRAFT INCOME FUND II,
                                                                          A California Limited Partnership
                                                                          (Registrant)
                                                                          By:      Polaris Investment
                                                                                   Management Corporation,
                                                                                   General Partner

          November 10, 1994                                                        By:       /S/James F. Walsh
- ------------------------------------                                                         ---------------------------
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
