Form 10-K
POLARIS AIRCRAFT INCOME FUND II
filed 1995-03-30
CIK 789895

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------


                                   FORM 10-K
                              --------------------

            X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          -----     SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                     For the fiscal year ended December 31, 1994

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----    SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                   For the transition period from       to
                                                  -----    -----
                          Commission File No. 33-2794

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                    94-2985086
      -----------------------------   ------------------------
     (State or other jurisdiction of   (IRS Employer I.D. No.)
     incorporation or organization)

201 Mission Street, 27th Floor, San Francisco, California      94105
---------------------------------------------------------   -----------
     (Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code: (415) 284-7400

     Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
               ---
No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1994.

                   Documents incorporated by reference:  None

                      This document consists of 45 pages.

                                     PART I

Item 1.   Business

The principal objectives of Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership) are to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-II was organized as a California limited partnership on June 27, 1984 and will terminate no later than December 2010.

PAIF-II has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other limited partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the general partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance and sell aircraft for their own accounts and for existing aircraft leasing programs sponsored by them. Further, GECAS provides a significant range of management services to GPA Group plc, a public limited company organized in Ireland, together with its consolidated subsidiaries (GPA), which acquires, leases and sells aircraft. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the general partner and its affiliates and GPA.

A brief description of the aircraft owned by the Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to Northwest Territorial Airways, Ltd. (NWT), Trans World Airlines, Inc. (TWA), Viscount Air Services, Inc. (Viscount) and Continental Micronesia, Inc. (Continental Micronesia) and Continental Airlines, Inc. (Continental) as of December 31, 1994:



                                  Number of    Lease
Lessee      Aircraft Type         Aircraft  Expiration   Renewal Options (1)
------      -------------         --------  ----------   -------------------

NWT          Boeing 737-200
              Combi                   1       10/95 (2)      18 months

TWA          McDonnell Douglas
              DC-9-30                16        2/98 (3)         none
             McDonnell Douglas
              DC-9-40                 1       11/98 (3)         none
             McDonnell Douglas
              DC-9-30                 1       11/98 (3)         none

Viscount     Boeing 737-200           1       11/97 (4)         none

Continental  Boeing 727-200 Advanced  1        4/98 (5)         none

Continental
Micronesia   Boeing 727-200 Advanced  2        4/98 (6)         none




(1) The rental rate during the renewal term remains the same as the current rate unless otherwise noted.

(2)  This aircraft was previously on lease to Air Zaire, Inc. (Air Zaire).
     The aircraft was re-leased to NWT at approximately 45% of the prior rental rate through February 1993, then extended through December 1993 at 80% of the previous rental rate, and again extended through March 1994 at the same rental rate. The Partnership negotiated a new lease with NWT for 16 months commencing in June 1994 at approximately 108% of NWT's prior rental rate.

(3) TWA may specify a lease expiration date for each aircraft up to six months before the date shown, provided the average date for the 16 aircraft is February 1998, and the average expiration date for the remaining two aircraft is November 1998.

     The TWA leases were modified in 1991. The leases for the 16 aircraft were extended for an aggregate of 75 months beyond the initial lease expiration date in November 1991 at approximately 46% of the original lease rates. The leases for the remaining two aircraft were extended for 72 months beyond the initial lease expiration dates in November 1992 at approximately 42% of the original lease rates. The Partnership also agreed to share in the costs of certain Airworthiness Directives (ADs).
     If such costs are incurred by TWA, they will be credited against rental payments, subject to annual limitations with a maximum of $500,000 per aircraft over the lease terms. On January 31, 1992, TWA commenced reorganization proceedings under Chapter 11 of the Federal Bankruptcy Code as discussed further in Note 6 to the financial statements (Item 8). TWA emerged from bankruptcy protection in November 1993 and affirmed all of the Partnership's aircraft leases.

     As discussed in Item 7, in October 1994, TWA notified its creditors, including the Partnership, of a proposed restructuring of its debt. Subsequently, GECAS (which as discussed in Part III, Item 10 now provides certain management services to PIMC and PALC) negotiated a proposed standstill agreement with TWA which was approved on behalf of the Partnership by PIMC. That agreement provides for a moratorium of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995, with the deferred rents, which aggregate $3.6 million, plus interest being repaid in monthly installments beginning in May 1995 through December 1995. The Partnership received as consideration for the agreement $218,071 and warrants for such amount of TWA Common Stock as would have a value on December 31, 1997, on a fully diluted basis, equal to the total amount of rent deferred (Item
     7).

(4) This aircraft was previously on lease to SABA Airlines, S.A. (SABA). The lease rate to Viscount is approximately 56% of the prior lease rate. As discussed in Item 7, the Partnership has negotiated an agreement with Viscount to defer certain rents due the Partnership and to provide financing to Viscount for maintenance expenses relating to the Partnership's aircraft.

(5) This aircraft, previously on lease to Alaska Airlines, Inc. (Alaska), was leased to Continental in April 1993. The lease rate is approximately 55% of the prior lease rate. The lease stipulates that Continental may assign the lease to its affiliate Continental Micronesia under certain conditions. The lease also stipulates that the Partnership will reimburse costs for cockpit modifications up to $600,000, C-check labor costs up to $300,000 and the actual cost of C-check parts for the aircraft. In addition, the Partnership will provide financing up to $815,000 for new image modifications to be repaid with interest over the lease term. In accordance with the cost sharing agreement, in January 1994, the

     Partnership reimbursed Continental $600,000 for cockpit modifications and $338,189 for C-check labor and parts. In addition, the Partnership financed $719,784 for new image modifications, which is being repaid with interest over the lease term of the aircraft. The lease also stipulates that the Partnership share in the cost of meeting certain ADs, which cannot be estimated at this time.

(6) These two aircraft, previously on lease to Alaska, were leased to Continental Micronesia in May and June 1993. The lease rates are approximately 55% of the prior lease rates. The leases stipulate that the Partnership will reimburse costs for cockpit modifications up to $600,000 per aircraft, C-check labor costs up to $300,000 for one of the aircraft and the actual cost of C-check parts for one of the aircraft. In addition, the Partnership will provide financing up to $815,000 for new image modifications to be repaid with interest over the lease term for each aircraft. In accordance with the cost sharing agreement, in January 1994, the Partnership reimbursed Continental (on behalf of its affiliate Continental Micronesia) $1.2 million for cockpit modifications and $404,136 for C-check labor and parts. In addition, the Partnership financed $1,457,749 for new image modifications, which is being repaid with interest over the lease terms of the aircraft. The leases also stipulate that the Partnership share in the cost of meeting certain ADs, which cannot be estimated at this time.

The Partnership transferred six Boeing 727-200 aircraft, formerly leased to Pan American World Airways, Inc. (Pan Am), to aircraft inventory in 1992. These aircraft were disassembled for sale of their component parts as discussed in
Item 7. The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit (described below), formerly leased to Delta Airlines, Inc. (Delta), to American International Airways, Inc. (AIA) in February 1995 as discussed in
Item 7.

Approximately 600 commercial aircraft are currently available for sale or lease, approximately 100 less than a year ago. The current surplus has negatively affected market lease rates and fair market values of both new and used aircraft. Current depressed demand for air travel has limited airline expansion plans, with new aircraft orders and scheduled delivery being cancelled or substantially deferred. As profitability has declined, many airlines have taken action to downsize or liquidate assets and many airlines have filed for bankruptcy protection. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft and aircraft inventory, which resulted in an increase in depreciation expense in 1994, 1993 and 1992, as discussed in Item 7. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

Boeing 727-200 Advanced - The Boeing 727 was the first tri-jet introduced into commercial service. The Boeing 727 is a short- to medium-range jet used for trips of up to 1,500 nautical miles. In 1972, Boeing introduced the Boeing 727-200 Advanced model, a higher gross weight version with increased fuel capacity. Noise suppression hardware, commonly known as a "hushkit," has been developed which, when installed on the aircraft, bring the Boeing 727-200 Advanced into compliance with Federal Aviation Administration (FAA) Stage 3 noise restrictions. The cost of the hushkit is approximately $2.5 million for the Boeing 727-200 Advanced aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 727 have been issued to prevent fatigue cracks and control corrosion. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, remains very soft.

Boeing 737-200 - The Boeing 737-200 aircraft was introduced in 1967 and 150 were delivered from 1967 through 1971. This two-engine, two-pilot aircraft provides operators with 107 to 130 seats, meeting their requirements for economical lift in the 1,100 nautical mile range. Hushkits, that bring Boeing 737-200 aircraft into compliance with FAA Stage 3 noise restrictions, are now available at a cost of approximately $1.7 million for lighter weight aircraft and up to $3.0 million for aircraft with heavier takeoff weights. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 737 have been issued to prevent fatigue cracks and control corrosion. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, remains very soft.

McDonnell Douglas DC-9-30/40 - The McDonnell Douglas DC-9-30/40 is a short- to medium-range twin-engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with Stage 3 requirements at a cost of approximately $1.6 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, remains very soft. It is expected that the FAA will continue to propose and adopt ADs for the McDonnell Douglas DC-9 aircraft similar to those discussed above for the Boeing 737s and Boeing 727s, which will require modifications at some point in the future to prevent fatigue cracks and control corrosion. The demand for and the value of these aircraft may be diminished to the extent that the costs of bringing McDonnell Douglas DC-9 aircraft into compliance with any ADs reduces the economic efficiency of operating these aircraft.

The general partner believes that in addition to the factors cited above, the current soft market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification, as discussed in the Industry Update section of
Item 7.


Item 2.   Properties

PAIF-II owns one Boeing 737-200 Combi aircraft leased to NWT, 17 McDonnell Douglas DC-9-30 and one McDonnell Douglas DC-9-40 aircraft leased to TWA, one Boeing 737-200 aircraft leased to Viscount, one Boeing 727-200 Advanced aircraft leased to Continental and two Boeing 727-200 Advanced aircraft leased to Continental Micronesia. All leases are operating leases. The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan Am, to aircraft inventory in 1992. These aircraft, which are not included in the following table, have been disassembled for sale of their component parts. The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit to AIA in February 1995.

The following table describes the Partnership's current aircraft portfolio in greater detail:


                                                   Year of         Cycles
Aircraft Type                      Serial Number  Manufacture As of 9/30/94 (1)
-------------                      -------------  ----------- -----------------

Boeing 727-200 Advanced                21426          1977           29,691
Boeing 727-200 Advanced                21427          1977           28,331
Boeing 727-200 Advanced                21947          1979           24,947
Boeing 737-200                         19609          1968           62,323
Boeing 737-200 Combi                   19743          1969           63,674
McDonnell Douglas DC-9-30              47082          1967           71,904
McDonnell Douglas DC-9-30              47096          1967           72,506
McDonnell Douglas DC-9-30              47135          1968           73,198
McDonnell Douglas DC-9-30              47137          1968           72,571
McDonnell Douglas DC-9-30              47249          1968           78,499
McDonnell Douglas DC-9-30              47251          1968           76,793
McDonnell Douglas DC-9-30              47343          1969           75,679
McDonnell Douglas DC-9-30              47345          1969           73,838
McDonnell Douglas DC-9-30              47411          1969           71,231
McDonnell Douglas DC-9-30              47412          1969           71,222
McDonnell Douglas DC-9-30              47027          1967           77,358
McDonnell Douglas DC-9-30              47107          1968           77,081
McDonnell Douglas DC-9-30              47108          1968           73,836
McDonnell Douglas DC-9-30              47174          1968           74,623
McDonnell Douglas DC-9-30              47324          1969           71,249
McDonnell Douglas DC-9-30              47357          1969           70,635
McDonnell Douglas DC-9-30              47734          1977           41,767
McDonnell Douglas DC-9-40              47617          1975           40,310

(1)  Cycle information as of 12/31/94  is not yet available.

Item 3.   Legal Proceedings

Braniff, Inc. (Braniff) Bankruptcy - In September 1989, Braniff filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division. On September 26, 1990 the Partnership filed a proof of claim to recover unpaid rent and other damages, and on November 27, 1990, the Partnership filed a proof of administrative claim to recover damages for detention of aircraft, non-compliance with court orders and post-petition use of engines as well as liquidated damages. On July 27, 1992, the Bankruptcy Court approved a stipulation embodying a settlement among the Partnership, the Braniff creditor committees and Braniff in which it was agreed that the Partnership would be allowed an administrative claim in the bankruptcy proceeding of approximately $230,769. The Partnership has received a check from the bankruptcy estate in full payment of the allowed administrative claim, subject, however, to the requirement of the stipulation that 25% of such proceeds be held in a separate, interest-bearing account pending notification by Braniff that all the allowed administrative claims have been satisfied. The Partnership recognized 75% of the total claim as other revenue in the statement of operations in 1992 (Item
8). In the third quarter of 1994, the Partnership was authorized to release one-half of the 25% portion of the Partnership's administrative claim segregated pursuant to the stipulation approved in 1992. At the end of 1994, the Partnership was advised that the remaining one-half balance of the 25% segregated portion of the administrative claim payment could be released. As the final disposition of the Partnership's claim in the Bankruptcy proceedings, the Partnership was permitted by the Bankruptcy Court to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the FAA noise regulations to operate one Stage 2 aircraft and has been allowed a net remaining unsecured claim of $769,231 in the proceedings.

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, an action entitled Kepford, et al. v. Prudential Securities, Inc. was filed in the District Court of Harris County, Texas. The complaint names Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr, as defendants. Certain defendants were served with a summons and original petition on or about May 2, 1994. Plaintiffs' original petition alleges that defendants violated the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933 and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act.

Certain defendants, including Polaris Investment Management Corporation and the Partnership, filed a general denial on June 29, 1994 and a motion for summary judgment on June 17, 1994 on the basis that the statute of limitations has expired. On June 29, 1994 and July 14, 1994, respectively, plaintiffs filed their first amended original petition and second amended original petition, both of which added plaintiffs. On July 18, 1994, plaintiffs filed their response and opposition to defendants' motion for partial summary judgment and also moved for a continuance on the motion for partial summary judgment. On

August 11, 1994, after plaintiffs again amended their petition to add numerous plaintiffs, the defendants withdrew their summary judgment motion and motion to stay discovery, without prejudice to refiling these motions at a later date.

Riskind, et al. v. Prudential Securities, Inc., et al. - An action entitled Riskind, et al. v. Prudential Securities, Inc., et al. has been filed in the District Court of the 165 Judicial District, Maverick County, Texas. This action is on behalf of over 3,000 individual investors who purchased units in "various Polaris Aircraft Income Funds," including the Partnership. Polaris Aircraft Income Fund I and Polaris Investment Management Corporation received service of plaintiffs' second amended original petition and, on June 13, 1994, filed an original answer containing a general denial.

The second amended original petition names Polaris Aircraft Income Fund I, Polaris Investment Management Corporation, Prudential Securities, Inc. and others as defendants and alleges that these defendants violated the Texas Securities Act and the Texas Deceptive Trade Practices Act and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act.

On April 29, 1994 and June 30, 1994, plaintiffs filed third and fourth amended original petitions which added additional plaintiffs. On April 24, 1994, plaintiffs filed motions for (i) joinder and consolidation of cases in arbitration, (ii) joinder and consolidation of cases not subject to arbitration, and (iii) a pre-trial scheduling order. These motions were amended on June 29, 1994 and, on August 22, 1994, plaintiffs filed a renewed motion for consolidation and motion to set for jury. On August 31, 1994, plaintiffs filed their fifth amended original petition which added additional plaintiffs and also filed their second plea in intervention adding nearly 2,000 intervenors. On September 7, 1994, the court denied plaintiffs' motion to consolidate and motion to set for jury, but determined to sever from the primary lawsuit four plaintiffs and set the action for trial on November 7, 1994. On October 4, 1994, plaintiffs filed their sixth amended petition adding as defendants: the Partnership, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Securities Corporation, General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company.

On October 14, 1994, defendants filed motions for summary judgment on the grounds of, inter alia, statute of limitations and failure to state a claim. The motions have been fully briefed and the parties are waiting for a decision by the Texas trial court. On October 20, 1994, certain Polaris and General Electric entities filed a motion to transfer venue, plea in abatement and motion to dismiss the claims of non-Texas residents on the basis of forum non conveniens. On November 1, 1994 and November 7, 1994, plaintiffs filed their seventh and eighth amended original petitions. On November 4, 1994, plaintiffs filed a motion for summary judgment, motion for collateral estoppel, and motion for summary judgment on the issue of fraudulent concealment. On November 7, 1994, plaintiffs filed a second motion for summary judgment. These motions were supplemented on November 10, 1994. Defendants filed responses to these motions on November 23, 1994.

On November 7, 1994, the Partnership and other Polaris and General Electric entities filed in the Court of Appeals for the 4th Judicial District San

Antonio, Texas:  (1) an emergency motion to stay trial court proceedings, and
(2) a motion for leave to file petition for writ of mandamus, together with relator's petition for writ of mandamus, supporting brief and record. These motions, which concern trial court rulings regarding venue, discovery, and trial settings, were denied by the Court of Appeals on November 9, 1994. On November 14, 1994, the Partnership and other Polaris and General Electric entities filed in the Texas Supreme Court motions (a) for emergency stay of trial court proceedings, and (b) for leave to file petition for writ of mandamus, together with relators' petition and writ of mandamus, supporting brief and record. On November 15, 1994, the Supreme Court granted the emergency motion to stay trial court proceedings pending determination of relators' motion for leave to file petition for writ of mandamus, which concerns trial court rulings regarding venue, discovery, and trial settings.
On November 16, 1994, plaintiffs filed an emergency motion to lift the stay.
On February 16, 1995, the Texas Supreme Court denied leave to file the petition and writ of mandamus and the stay of trial court proceedings was lifted. On February 21, 1995, defendants filed a motion for a continuance of the case.

Howland, et al. v. Polaris Holding Company, et al. - On or about February 4, 1994, a purported class action entitled Howland, et al. v. Polaris Holding Company, et al. was filed in the United States District Court for the District of Arizona on behalf of investors in Polaris Aircraft Income Funds I-VI. The complaint names each of Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Securities Group, Inc., Prudential Insurance Company of America, George W. Ball, Robert J. Sherman, James J. Darr, Paul J. Proscia, Frank W. Giordano, William A. Pittman, Joseph H. Quinn, Joe W. Defur, James M. Kelso and Brian J. Martin, as defendants. The complaint alleges that defendants violated federal RICO statutes, committed negligent misrepresentations, and breached their fiduciary duties by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an accounting of all monies invested by plaintiffs and the class and the uses made thereof by defendants, an award of compensatory, punitive and treble damages in unspecified amounts plus interest thereon, rescission, attorneys' fees and costs. On August 3, 1994, the action was transferred to the multi-district litigation in the Southern District of New York entitled In re Prudential Securities Limited Partnerships Litigation, discussed in Part III, Item 10 below.

Other Proceedings - Part III, Item 10 discusses certain other actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, where the Partnership is named as a nominal defendant, the Partnership is not a party to these actions.


Item 4.   Submission of Matters to a Vote of Security Holders

None.

                                    PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

a) Polaris Aircraft Income Fund II's (PAIF-II or the Partnership) limited partnership interests (Units) are not publicly traded. Currently there is no market for PAIF-II's Units and it is unlikely that any market will develop.

b)   Number of Security Holders:

                                      Number of Record Holders
        Title of Class                 as of December 31, 1994
     ----------------------------     -------------------------

     Limited Partnership Interest:                16,920

     General Partnership Interest:                  1

c)   Dividends:

     The Partnership distributed cash to partners on a quarterly basis beginning in July 1986. Cash distributions to limited partners during 1994 and 1993 totaled $12,499,925 and $9,999,940, respectively. Cash distributions per limited partnership unit were $25.00 and $20.00 in 1994 and 1993, respectively.

Item 6.   Selected Financial Data
                            1994              1993            1992              1991              1990
                            ----              ----            ----              ----              ----
Revenues             $   14,443,902    $   15,558,866   $   17,990,196    $   29,673,077    $   38,427,157

Net Income (Loss)        (3,217,172)           48,114       (1,709,007)       (1,596,956)       21,801,650

Net Income (Loss)
  Allocated to
  Limited Partners       (4,434,868)         (952,261)      (2,941,785)       (3,330,801)       18,364,475

Net Income (Loss) per
  Limited Partnership
  Unit                        (8.87)            (1.91)           (5.88)            (6.66)            36.73

Cash Distributions per
  Limited Partnership
  Unit                        25.00             20.00            25.00             35.00             64.39

Total Assets            110,568,377       129,706,547      141,436,928       155,052,097       175,603,651

Partners' Capital       108,290,301       125,396,279      136,459,209       152,057,022       173,098,306

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership owns a portfolio of 23 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 30 aircraft. The portfolio consists of one Boeing 737-200 Combi aircraft leased to Northwest Territorial Airways, Ltd. (NWT), 17 McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc. (TWA), one Boeing 737-200 aircraft leased to Viscount Air Services, Inc. (Viscount), two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia) and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). One engine owned by Polaris Aircraft Income Fund I is leased to Viscount through a joint venture with the Partnership. The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc. (Pan Am), to aircraft inventory in 1992. These aircraft have been disassembled for sale of their component parts as discussed below. The Partnership sold one Boeing 727-200 aircraft, formerly leased to Delta Airlines, Inc. (Delta), in February 1995 as discussed below.


Partnership Operations

The Partnership recorded a net loss of $3,217,172, or $8.87 per limited partnership unit, for the year ended December 31, 1994, compared to net income of $48,114, or an allocated net loss of $1.91 per limited partnership unit, for the year ended December 31, 1993 and a net loss of $1,709,007, or $5.88 per limited partnership unit, for the year ended December 31, 1992. The net loss in 1994 resulted primarily from a decrease in rental revenue recognized from the leases with TWA combined with maintenance expenses incurred from the Partnership's leases to TWA. Further impacting the decline in operating results in 1994 as compared to 1993, depreciation expense was substantially increased in 1994 for declines in the estimated realizable values of the Partnership's aircraft and aircraft inventory, as discussed later in the Industry Update section. The Partnership recognized depreciation adjustments of approximately $1.68 million in 1994, compared to adjustments of $300,000 and $5.8 million in 1993 and 1992, respectively.

Rental revenues, net of related management fees, continued to decline in 1994 as compared to 1993 and 1992, primarily as a result of a decrease in rental revenue recognized in 1994 on the Partnership's leases with TWA. In October 1994, TWA proposed to its creditors, including the Partnership, a restructuring of its debt. As discussed later in Item 7, in December 1994, GE Capital Aviation Services, Inc. (or "GECAS" which, as discussed in Part III, Item 10 now provides certain management services to Polaris Investment Management Corporation (PIMC) and Polaris Aircraft Leasing Corporation) negotiated a proposed standstill agreement with TWA which was approved on behalf of the Partnership by PIMC. That agreement provides for a moratorium of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995, with the deferred rents, which aggregate $3.6 million plus interest, being repaid by TWA in monthly installments between May 1995 through December 1995. The Partnership will not recognize the rental amount deferred in 1994 of $1.575 million as rental revenue until it is received. The Partnership received as consideration for the agreement $218,071 and warrants for such amount of TWA Common Stock as would have a value (as described later) on December 31, 1997, on a fully diluted basis, equal to the total amount of rent deferred.

As part of the TWA lease extension as discussed in Note 6 to the financial statements (Item 8), the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) after TWA successfully reorganized in 1993. The agreement stipulates that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the leases. In accordance with the cost sharing agreement, the Partnership recognized as operating expense $3.6 million and $2.7 million of these AD expenses during 1994 and 1993, respectively.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from NWT, Continental, Continental Micronesia and Viscount, with the exception of certain maintenance reserve payments due from Viscount. However, to assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has entered into an agreement with Viscount under which it agreed to defer certain rents due the Partnership on one aircraft. These deferred rents are being repaid by Viscount with interest over the remaining term of the lease. The agreement with Viscount also stipulates that the Partnership will advance Viscount $127,000, primarily for maintenance expenses incurred by Viscount relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $127,000 in 1994 which is being repaid by Viscount with interest over a 30-month period beginning in January 1995 as discussed later.

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses. The net maintenance reserves payments aggregate $722,690 as of December 31, 1994.

As previously discussed, the Partnership and TWA agreed to defer certain rents due the Partnership totaling $3.6 million, to be repaid by TWA, with interest beginning in May 1995 through December 1995. Until the deferred rents are repaid by TWA in full, the negative impact on the Partnership's cash reserves will be significant.

As discussed above, during 1994 TWA offset $3.6 million against rental payments due the Partnership for expenses TWA incurred for certain ADs on the Partnership's aircraft. TWA may offset rental payments due the Partnership for the ADs up to an additional $2.7 million, subject to annual limitations, over the lease terms.

As specified in the Partnership's leases with Continental Micronesia and Continental, in January 1994, the Partnership reimbursed Continental (partially on behalf of its affiliate Continental Micronesia) an aggregate of $1.8 million for cockpit modifications and $742,325 for C-check labor and parts for the three aircraft. In addition, in January 1994, the Partnership financed an aggregate of $2,177,533 for new image modifications, which is being repaid with interest over the terms of the aircraft leases. The leases with Continental and Continental Micronesia also stipulate that the Partnership share in the cost of meeting certain ADs, which cannot be estimated at this time.

The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit to American International Airways, Inc. (AIA) in February 1995 as discussed below. The agreement specifies payment of the sales price in 36 monthly installments of $55,000 beginning in March 1995.

Payments of $323,448 have been received during 1994 from the sale of inventoried parts from the six disassembled aircraft. The Partnership's cash reserves are being retained to meet obligations under the TWA and Continental and Continental Micronesia lease agreements.

Cash Distributions - Cash distributions to limited partners were $12,499,925, $9,999,940 and $12,499,925 in 1994, 1993 and 1992, respectively. Cash distributions per limited partnership unit were $25.00, $20.00 and $25.00 per limited partnership unit in 1994, 1993 and 1992, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements; the receipt of rental payments from NWT, TWA, Viscount, Continental and Continental Micronesia; the receipt of the deferred rental payments from TWA; the receipt of the deferred rental payments and financing payments from Viscount; the receipt of modification financing payments from Continental and Continental Micronesia; the receipt of sales proceeds from AIA; and, the receipt of payments generated from the aircraft disassembly process.


Remarketing Update

Sale of Aircraft to AIA - The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit, formerly leased to Delta, to AIA in February 1995 for a sales price of approximately $1.77 million. The Partnership agreed to accept payment of the sales price in 36 monthly installments of $55,000, with interest at a rate of 7.5% per annum, beginning in March 1995.


Disassembly of Aircraft

In an attempt to maximize the economic return from the remaining six aircraft formerly leased to Pan Am, the Partnership entered into an agreement with Soundair, Inc. (Soundair) in October 1992 for the disassembly and sale of certain of the Partnership's aircraft. It is anticipated that the disassembly and sales process will take at least three years. The Partnership has borne the cost of disassembly and will receive the proceeds from the sale of such parts, net of overhaul expenses if necessary, and commissions paid to Soundair. Disassembly of the six aircraft has been completed. During 1993 and 1992, the Partnership paid $327,750 and $135,750, respectively, for aircraft disassembly costs. The Partnership has received net proceeds from the sale of aircraft inventory of $323,448, $1,169,483 and $32,460 during 1994, 1993 and 1992, respectively.

The six aircraft were recorded as aircraft inventory in the amount of $3.0 million in 1992. During 1994 and 1993, the Partnership recorded downward adjustments to the inventory value of $72,000 and $300,000, respectively, to reflect the then-current estimate of net realizable aircraft inventory value. These adjustments are reflected as increased depreciation expense in the corresponding years' statements of operations (Item 8).


TWA Restructuring

In October 1994, TWA notified its creditors, including the Partnership, of a proposed restructuring of its debt. Such restructuring was to include a six-month moratorium on its lease payments to TWA's lessors commencing November 1994. TWA initially proposed that lease payments for a portion of that period be forgiven in exchange for shares of TWA common stock to be issued in conjunction with the restructuring and the remainder repaid over the remaining lease term. TWA stated that if it were unable to obtain approvals from its creditors (including the Partnership) for the proposed restructuring, it would have to file for protection under Chapter 11 of the Federal Bankruptcy Code.

Subsequently, GECAS negotiated a proposed standstill agreement with TWA for the 46 aircraft that are managed by GECAS. That agreement, which was subject to the approval of the owners of these aircraft, was subsequently approved by PIMC. The agreement provides for a moratorium of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995, with the deferred rents, which aggregate $3.6 million plus interest, being repaid in monthly installments beginning in May 1995 through December 1995. The Partnership will not recognize the rental amount deferred in 1994 of $1.575 million as rental revenue until it is received. In consideration for that partial moratorium, TWA agreed to make an initial payment to the TWA lessors for whom GECAS provides management services and who agreed to the proposed standstill agreement, including the Partnership. The Partnership received as consideration for the agreement $218,071 in January 1995. In addition, TWA issued warrants to the Partnership for such amount of TWA Common Stock as would have a value (based on the projected balance sheet provided by TWA in connection with the restructuring) on December 31, 1997, on a fully diluted basis, equal to the total amount of rent deferred. TWA has not concluded agreements with all of its creditors regarding its proposed debt restructuring. Thus, it remains uncertain whether TWA will file for protection under Chapter 11 of the Federal Bankruptcy Code.


Viscount Restructuring Agreement

Rent Deferral - To assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has entered into an agreement with Viscount to defer certain rents due the Partnership on one aircraft for a period of six months. The deferred rents, which aggregate $196,800, are being repaid by Viscount with interest at a rate of 6% per annum, beginning in October 1994, over the remaining lease term.

Maintenance Advance - The Partnership has also agreed to extend a line of credit to Viscount for $127,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $127,000 during 1994. Payments of interest at variable rates ranging from 8.75% to 9.18% per annum were paid by Viscount beginning in September 1994. Beginning in January 1995, level payments to amortize the advance over a 30-month period, with interest at a rate of 11.53% per annum, are being paid in arrears.

Option - The Partnership has the option to acquire approximately 0.6% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $91,000. The option may be exercised at any time during the option period, which expires on July 20, 1999. This option is carried at zero value in the balance sheet as of December 31, 1994 (Item 8) due to the uncertainty of its realizability.


Claims Related to Lessee Defaults

Braniff, Inc. (Braniff) Bankruptcy Claim - As discussed in Item 3, in 1992, the Partnership received full payment of the Braniff administrative claim, subject, however, to the requirement that 25% of total proceeds be held by PIMC in a separate, interest-bearing account pending notification by Braniff that all of the allowed administrative claims have been satisfied. During 1994, the Partnership was advised that the 25% portion of the administrative claim proceeds with interest could be released by PIMC to the Partnership. As a result, the Partnership recognized $67,958 as other revenue in the 1994 statement of operations (Item 8).

Continental Restructuring

On January 26, 1995, Continental announced a number of actual and proposed changes in its operations and financial situation. In connection with those changes, Continental indicated that it was discussing with certain of its major lenders modifications to existing debt amortization schedules to enhance the airline's capital structure. Continental stated that during those discussions it would not be making payments to such lenders and lessors otherwise required under the current contracts. The Partnership is not engaged in any such discussions with Continental at the present time, and Continental has made all payments due to the Partnership on a current basis to date.


Reconciliation of Book Loss to Taxable Loss

The following is a reconciliation between net loss per limited partnership unit reflected in the accompanying financial statements (Item 8) and the information provided to limited partners for federal income tax purposes:

   1994 book net loss per limited partnership unit                   $(8.87)
   Adjustments for tax purposes:
     TWA rental revenue recognized for tax purposes and deferred for
        book purposes                                                  5.76
     Management fee recognized for tax purposes and deferred for
        book purposes                                                 (0.27)
     Recognition of revenue from increase in maintenance reserves      2.67
     Additional expense from disbursement of maintenance reserves     (3.25)
     Reversal of book other revenue previously recognized for tax     (1.18)
     Tax depreciation in excess of book depreciation                  (2.76)
     Net tax loss on sale of inventory and writedown of inventory     (0.39)
     Items capitalized for tax and expensed for book                   7.13
                                                                     ------

   1994 taxable loss per limited partnership unit                    $(1.16)
                                                                     ======

The difference between net loss for book purposes and net loss for tax purposes result from timing differences of certain revenue and deductions. As previously discussed, the Partnership has deferred certain 1994 TWA rents until 1995, when they are to be paid with interest. For book purposes, the Partnership will not recognize the rental amount deferred in 1994 as revenue until it is received. This deferral has been reversed for tax purposes and the rental revenue and associated management fee expense has been recognized. During 1994, TWA incurred maintenance costs related to the Partnership's aircraft. Under the lease agreement, these costs will offset future rental payments owed by TWA. For tax purposes, the payment of these costs by TWA is treated as prepaid rent and recognized as rental revenue in 1994.

Certain increases in the Partnership's book maintenance reserve liability were recognized as revenue for tax purposes. Certain disbursements from the Partnership book maintenance reserves are capitalized or expensed for tax purposes, as appropriate. During 1994, certain maintenance reserve liability balances remaining at the end of the lease term were recognized as revenue for book purposes. Since this revenue had been previously recognized for tax purposes, it was reversed for tax purposes.

The Partnership computes depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. As a result, the current year tax depreciation expense is greater than the book depreciation expense. Certain aircraft have been disassembled and held in inventory until their component parts can be sold. A net tax loss resulted from the sale of these component parts along with a writedown to tax basis inventory value. For book purposes, such assets are reflected at estimated net realizable value. Finally, certain costs were capitalized for tax purposes and expensed for book purposes.


Industry Update

Maintenance of Aging Aircraft - The process of aircraft maintenance begins at the aircraft design stage. For aircraft operating under Federal Aviation Administration (FAA) regulations, a review board consisting of representatives of the manufacturer, FAA representatives and operating airline representatives is responsible for specifying the aircraft's initial maintenance program. The general partner understands that this program is constantly reviewed and modified throughout the aircraft's operational life.

Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of ADs which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may uncover the need for repairs or structural modifications that may not have been required under pre-existing maintenance programs.

In addition, an AD adopted in 1990 requires replacement or modification of certain structural items on a specific timetable. These structural items were formerly subject to periodic inspection, with replacement when necessary. The FAA estimates the cost of compliance with this AD to be approximately $1.0 million and $900,000 per Boeing 727 and Boeing 737 aircraft, respectively, if none of the required work had been done previously. The FAA also issued several ADs in 1993 updating inspection and modification requirements for Boeing 737 aircraft. The FAA estimates the cost of these requirements to be approximately $90,000 per aircraft. In general, the new maintenance requirements must be completed by the later of March 1994, or 75,000 and 60,000 cycles for each Boeing 737 and 727, respectively. A similar AD was adopted on September 24, 1990, applicable to McDonnell Douglas aircraft. The AD requires specific work to be performed at various cycle thresholds between 50,000 and 100,000 cycles, and on specific date or age thresholds. The estimated cost of compliance with all of the components of this AD is approximately $850,000 per aircraft.

In December 1990, the FAA adopted another AD intended to mitigate corrosion of structural components, which would require repeated inspections from 5 years of age throughout the life of an aircraft, with replacement of corroded components as needed. Integration of the new inspections into each aircraft operator's maintenance program was required by December 31, 1991 on Boeing aircraft.

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA during the lease term.
The Partnership has agreed to bear a portion of the costs of compliance with certain ADs with respect to the aircraft leased to TWA, Continental and Continental Micronesia, as described in Item 1. In negotiating subsequent leases, market conditions currently generally require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, but which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft industry, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

Aircraft Noise - Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are, with few exceptions, no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements, subject to the phase-out rules discussed below. Stage 3 aircraft are the most quiet and Stage 3 is the standard for all new aircraft.

On September 24, 1991, the FAA issued final rules on the phase-out of Stage 2 aircraft by the end of this decade. The current U.S. fleet is comprised of approximately 57% Stage 3 aircraft and 43% Stage 2 aircraft. The key features of the rule include:

     - Compliance can be accomplished through a gradual process of phase-in or phase-out (see below) on each of three interim compliance dates:
          December 31, 1994, 1996, and 1998. All Stage 2 aircraft must be phased out of operations in the contiguous United States by December 31, 1999, with waivers available in certain specific cases to December 31, 2003.

     - All operators have the option of achieving compliance through a gradual phase-out of Stage 2 aircraft (i.e., eliminate 25% of its Stage 2 fleet on each of the compliance dates noted above), or a gradual phase-in of Stage 3 aircraft (i.e., 55%, 65% and 75% of an operator's fleet must consist of Stage 3 aircraft by the respective interim compliance dates noted above).

     - Carryforward credits will be awarded to operators for early additions of Stage 3 aircraft to their fleets. These credits may be used to reduce either the number of Stage 2 aircraft it must phase-out or the number of Stage 3 aircraft it must phase-in by the next interim compliance date. The credits must be used by that operator, however, and cannot be transferred or sold to another operator.

The federal rule does not prohibit local airports from issuing more stringent phase-out rules. In fact, several local airports have adopted more stringent noise requirements which restrict the operation of Stage 2 and certain Stage 3 aircraft.

Other countries have also adopted noise policies. The European Union (EU) adopted a non-addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990. The rule has specific exceptions for leased aircraft and does allow the continued use of Stage 2 aircraft which were in operation before November 1, 1990, although adoption of rules requiring the eventual phase-out of Stage 2 aircraft is anticipated. The International Civil Aviation Organization has also endorsed the phase-out of Stage 2 aircraft on a world-wide basis by the year 2002.

Except for one Boeing 727-200 aircraft with a hushkit, which was sold in February 1995 as previously discussed, the Partnership's entire fleet consists of Stage 2 aircraft. Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft. However, while technically feasible, hushkits may not be cost effective on all models due to the age of some of the aircraft and the time required to fully amortize the additional investment. The general partner will evaluate, as appropriate, the potential benefits of hushkitting some or all of the Partnership's aircraft. It is unlikely, however, that the Partnership will incur such costs unless they can be substantially recovered through a lease.

Implementation of the Stage 3 standards has adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards after the applicable dates.

Demand for Aircraft - Approximately 600 commercial aircraft are currently available for sale or lease, approximately 100 less than a year ago. The current surplus has negatively affected market lease rates and fair market values of both new and used aircraft. Current depressed demand for air travel has limited airline expansion plans, with new aircraft orders and scheduled delivery being cancelled or substantially deferred. As profitability has declined, many airlines have taken action to downsize or liquidate assets and many airlines have filed for bankruptcy protection.

Effects on the Partnership's Aircraft - To ensure that the carrying value of each asset equals its estimated residual value at the end of its expected holding period, where appropriate the Partnership made downward adjustments to the residual value during 1994, 1993 and 1992 for certain of its on-lease aircraft. In addition, during 1994, 1993 and 1992, the Partnership recognized downward adjustments totaling approximately $1.68 million, $300,000 and $5.8 million, respectively, to the book value for certain of its off-lease and on-lease aircraft, and with respect to 1994 and 1993, the adjustments also included adjustments to aircraft inventory as previously discussed. These adjustments are included in depreciation expense in the statements of operations (Item 8).

The Partnership's leases expire between October 1995 and November 1998. To the extent that the Partnership's Boeing and McDonnell Douglas aircraft continue to be adversely affected by industry events, the Partnership will evaluate each aircraft as it comes off lease to determine whether a re-lease or a sale at the then-current market rates would be most beneficial for unit holders.

Item 8.        Financial Statements and Supplementary Data











                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership





             FINANCIAL STATEMENTS AS OF DECEMBER 31, 1994 AND 1993


                                 TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund II,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                                            ARTHUR ANDERSEN LLP


San Francisco, California,
  January 24, 1995 (except with respect
  to the matter discussed in Note 11, as
  to which the date is February 9, 1995)

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership


                                 BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993

                                                       1994          1993
ASSETS:                                                ----          ----

CASH AND CASH EQUIVALENTS                          $ 14,662,147   $     97,473

SHORT-TERM INVESTMENTS, at cost which
approximates market value                                -          22,347,610
                                                   ------------    -----------

    Total Cash and Cash Equivalents and
      Short-Term Investments                         14,662,147     22,445,083

RENT AND OTHER RECEIVABLES                              292,061         37,733

NOTES RECEIVABLE                                      2,781,432      1,022,308

AIRCRAFT at cost, net of accumulated depreciation
 of $90,004,933 in 1994 and $77,031,695 in 1993      91,954,354    104,927,592

AIRCRAFT INVENTORY                                      848,613      1,244,061

OTHER ASSETS, net of accumulated amortization of
 $459,928 in 1994 and 1993                               29,770         29,770
                                                   ------------   ------------

                                                   $110,568,377   $129,706,547
                                                   ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    702,841   $     52,274

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 38,663      2,556,325

LESSEE SECURITY DEPOSITS                                171,140        189,564

MAINTENANCE RESERVES                                    722,690        869,363

DEFERRED INCOME                                         642,742        642,742
                                                   ------------   ------------

    Total Liabilities                                 2,278,076      4,310,268
                                                   ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partner                                     (1,119,868)      (948,683)
 Limited Partners, 499,997 units issued and
 outstanding                                        109,410,169    126,344,962
                                                   ------------   ------------

    Total Partners' Capital                         108,290,301    125,396,279
                                                   ------------   ------------

                                                   $110,568,377   $129,706,547
                                                   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                      1994            1993           1992
                                      ----            ----           ----
REVENUES:
 Rent from operating leases       $12,933,795     $ 14,397,683    $ 17,170,434
 Net loss on sale of equipment         -              (513,395)         -
 Interest and other                 1,510,107        1,674,578         819,762
                                  -----------     ------------    ------------

    Total Revenues                 14,443,902       15,558,866      17,990,196
                                  -----------     ------------    ------------

EXPENSES:
 Depreciation and amortization     13,045,238       11,114,846      16,556,938
 Management and advisory fees         615,940          685,950         805,411
 Operating                          3,738,938        3,445,325       2,001,445
 Interest                              -                -               63,057
 Administration and other             260,958          264,631         272,352
                                  -----------      -----------    ------------

    Total Expenses                 17,661,074       15,510,752      19,699,203
                                  -----------     ------------    ------------

NET INCOME (LOSS)                 $(3,217,172)    $     48,114    $ (1,709,007)
                                  ===========     ============    ============

NET INCOME ALLOCATED TO
 THE GENERAL PARTNER              $ 1,217,696     $  1,000,375    $  1,232,778
                                  ===========     ============    ============

NET LOSS ALLOCATED TO
 LIMITED PARTNERS                 $(4,434,868)    $   (952,261)   $ (2,941,785)
                                  ===========     ============    ============

NET LOSS PER LIMITED
 PARTNERSHIP UNIT                 $     (8.87)    $      (1.91)   $      (5.88)
                                  ===========     ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                        General       Limited
                                        Partner       Partners       Total
                                        -------       --------       -----

Balance, December 31, 1991          $   (681,851) $ 152,738,873  $ 152,057,022

 Net income (loss)                     1,232,778     (2,941,785)    (1,709,007)

 Cash distributions to partners       (1,388,881)   (12,499,925)   (13,888,806)
                                    ------------  -------------  -------------

Balance, December 31, 1992              (837,954)   137,297,163    136,459,209

 Net income (loss)                     1,000,375       (952,261)        48,114

 Cash distributions to partners       (1,111,104)    (9,999,940)   (11,111,044)
                                    ------------  -------------   ------------

Balance, December 31, 1993              (948,683)   126,344,962    125,396,279

 Net income (loss)                     1,217,696     (4,434,868)    (3,217,172)

 Cash distributions to partners       (1,388,881)   (12,499,925)   (13,888,806)
                                    ------------  -------------  -------------

Balance, December 31, 1994          $ (1,119,868) $ 109,410,169  $ 108,290,301
                                    ============  =============  =============

        The accompanying notes are an integral part of these statements.

                       POLARIS AIRCRAFT INCOME FUND II,

                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                           1994              1993              1992
                                                           ----              ----              ----
OPERATING ACTIVITIES:
  Net income (loss)                                   $   (3,217,172)  $        48,114    $    (1,709,007)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                         13,045,238        11,114,846         16,556,938
    Net loss on sale of equipment                              -               513,395              -
    Changes in operating assets and liabilities:
      Decrease (increase) in rent and other
        receivables                                         (254,328)          339,579            482,421
      Decrease in aircraft inventory                           -                 -                463,500
      Decrease in other assets                                 -                 6,420              3,824
      Increase (decrease) in payable to affiliates           650,567        (1,141,850)           900,698
      Increase (decrease) in accounts payable
        and accrued liabilities                           (2,517,662)          694,921           (253,132)
      Increase (decrease) in lessee security deposits        (18,424)            3,244            102,481
      Increase (decrease) in maintenance reserves           (146,673)         (215,383)           533,715
      Increase (decrease) in deferred income                   -            (1,808,383)           699,955
                                                      --------------   ---------------    ---------------
         Net cash provided by operating activities         7,541,546         9,554,903         17,781,393
                                                      --------------   ---------------    ---------------
INVESTING ACTIVITIES:
  Increase in notes receivable                            (2,304,533)            -                  -
  Net proceeds from sale of aircraft equipment                 -             2,585,000              -
  Principal payments on note receivable                      545,409           727,692              -
  Net proceeds from sale of aircraft inventory               323,448         1,169,483             32,460
  Inventory disassembly costs                                  -              (327,750)          (135,750)
  Hushkit deposits                                             -                 -                270,000
  Lease acquisition fees                                       -                 -                 (1,073)
                                                      --------------   ---------------    ---------------
        Net cash provided by (used in)
         investing activities                             (1,435,676)        4,154,425            165,637
                                                      --------------   ---------------    ---------------
FINANCING ACTIVITIES:
  Cash distributions to partners                         (13,888,806)      (11,111,044)       (13,888,806)
                                                      --------------   ---------------    ---------------
        Net cash used in financing activities            (13,888,806)      (11,111,044)       (13,888,806)
                                                      --------------   ---------------    ---------------
CHANGES IN CASH AND CASH
  EQUIVALENTS AND SHORT-TERM
  INVESTMENTS                                             (7,782,936)        2,598,284          4,058,224

CASH AND CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS AT
  BEGINNING OF YEAR                                       22,445,083        19,846,799         15,788,575
                                                      --------------   ---------------    ---------------
CASH AND CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS AT END
  OF YEAR                                             $   14,662,147   $    22,445,083    $    19,846,799
                                                      ==============   ===============    ===============


                                     The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1994


1.   Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership), maintains its accounting records, prepares financial statements and files its tax returns on the accrual basis of accounting.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds.

Short-Term Investments - The Partnership classifies all liquid investments with original maturities of three months or less as short-term investments.

Aircraft and Depreciation - The aircraft are recorded at cost, which includes acquisition costs. Depreciation to an estimated residual value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture. Depreciation in the year of acquisition is calculated based upon the number of days that the aircraft are in service.

The Partnership periodically reviews the estimated realizability of the residual values at the end of each aircraft's economic life. For any downward adjustment in estimated residual, or decrease in the estimated remaining economic life, the depreciation expense over the remaining life of the aircraft is increased. If the expected net income generated from the lease (rental revenue, net of management fees, less adjusted depreciation and an allocation of estimated administrative expense) results in a net loss, that loss will be recognized currently. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value. A further adjustment is made for those aircraft, if any, that require substantial maintenance work.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the appropriate period. These costs are also subject to the periodic evaluation discussed above.

Aircraft Inventory - Aircraft held in inventory for sale are reflected at the lower of depreciated cost or estimated net realizable value. Proceeds from sales are applied against inventory until book value is fully recovered.

Other Assets - Lease acquisition costs are capitalized as other assets and amortized using the straight-line method over the term of the lease.

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases.

Operating Expenses - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income or loss and the number of units outstanding for the years ended December 31, 1994, 1993 and 1992.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Reclassification - Certain 1993 and 1992 balances have been reclassified to conform to the 1994 presentation.

Financial Accounting Pronouncements - SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118, which together require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This statement has been adopted as of January 1, 1995. The Partnership does not expect the adoption of this statement to have a significant impact on its financial position or results of operations.


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

Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to affiliates are described in Note 9.


3.   Aircraft

The Partnership owns 24 aircraft and certain inventoried aircraft parts from its original portfolio of 30 used commercial jet aircraft, which were acquired and leased as discussed below, including one aircraft which was sold in February 1995 (Note 11). All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term, in certain of the leases the Partnership has agreed to share in the cost of compliance with ADs. In addition to basic rent, certain lessees are required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. Certain leases also provide that, if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability to these lessees, if any, cannot currently be estimated and therefore is not reflected in the financial statements.

One Boeing 737-200 - This aircraft was acquired for $6,766,166 in 1986 and leased to various lessees until 1989, when Braniff, Inc. (Braniff) defaulted on its lease. The aircraft remained off lease until March 1991. The aircraft was then leased to SABA Airlines, S.A. (SABA) at approximately 70% of the prior rate until February 1992, when the aircraft was repossessed by the Partnership after SABA defaulted under its lease. In November 1992, the aircraft was re-leased for five years to Viscount Air Services, Inc. (Viscount) at approximately 56% of the prior lease rate. Viscount, a charter carrier based in Arizona, has the option to purchase the aircraft for the then-current fair market value at the end of the lease term. An engine for the aircraft has been leased from an affiliate (Note 9) following the return of an inoperable engine from SABA as discussed in Note 4. The Partnership has negotiated an agreement with Viscount to defer certain rents due the Partnership and to provide financing to Viscount for maintenance expenses relating to the Partnership's aircraft (Note 7).

Seven Boeing 727-200 - These aircraft were acquired for $38,986,145 during 1986 and leased to Pan American World Airways, Inc. (Pan Am) until 1991, when the lease was terminated due to Pan Am's bankruptcy filing, as discussed in the Partnership's 1993 Annual Report to the Securities and Exchange Commission on Form 10-K. The Partnership has transferred six of these aircraft to aircraft inventory and has disassembled them for sale of the component parts (Note 5). One hushkit set from the aircraft was sold in January 1993 and two additional hushkit sets from the aircraft were sold in September 1993 (Note 4).

The remaining aircraft was leased to Delta Airlines, Inc. (Delta) in September 1991. Delta returned the aircraft at the end of September 1993, following several month-by-month lease extensions since the original lease termination date in April 1993. The Partnership has adjusted the book value of this aircraft to the estimated net realizable value as discussed in Note 1 by increasing depreciation expense approximately $1.03 million in 1994. The aircraft was sold in February 1995 as discussed in Note 11.

One Boeing 737-200 Combi - This aircraft was acquired for $7,582,572 in 1986 and leased to Presidential Airways, Inc. (Presidential), until Presidential's default in 1989. The aircraft remained off lease until June 1990, when it was leased to Air Zaire, Inc. (Air Zaire). The lease required that Air Zaire maintain the aircraft in accordance with FAA requirements. However, Air Zaire was unable to obtain FAA approval for its proposed maintenance program, thus prompting the early termination of the lease in 1991. Air Zaire provided a $610,000 letter of credit, the proceeds of which the Partnership applied to outstanding rent, reserves and interest due in 1991. Air Zaire paid additional amounts in 1993 and 1992 as a result of legal action commenced by the Partnership (Note 8).

In August 1992, the Partnership leased the aircraft to Northwest Territorial Airways, Ltd. (NWT) through March 1993 at approximately 45% of the prior rental rate then extended the lease through March 1994 at approximately 80% of the previous rental rate. An engine for the aircraft was leased from an affiliate through April 1994 (Note 9). The aircraft was returned to the Partnership in April 1994 and NWT subsequently paid to the Partnership approximately $860,000 in lieu of meeting return conditions as specified in the lease. The Partnership negotiated a new lease with NWT for 16 months commencing in June

1994. The new lease rate is approximately 108% of NWT's prior rental rate. During the off-lease period, the Partnership performed certain maintenance and modification work on the aircraft, which was offset by the approximately $860,000 paid to the Partnership by NWT.

17 McDonnell Douglas DC-9-30 and One McDonnell Douglas DC-9-40 - These aircraft were acquired for $122,222,040 during 1986 and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended prior to TWA's bankruptcy filing as discussed in Note 6.

Three Boeing 727-200 Advanced - These aircraft were acquired for $36,364,929 during 1987 and leased to Alaska Airlines, Inc. (Alaska) until September 1992. Upon return of the aircraft, an additional amount of $509,000 was received from Alaska for deferred maintenance and applied in 1993 as an offset to maintenance expenses incurred on the aircraft. One of the aircraft was re-leased to Continental Airlines, Inc. (Continental) from April 1993 until April 1998. The remaining two aircraft were re-leased to Continental Micronesia, Inc. (Continental Micronesia), an affiliate of Continental, from May and June 1993 until April 1998. All three of the aircraft are leased at approximately 55% of the prior lease rates. The three leases stipulate that the Partnership will reimburse costs for cockpit modifications up to $600,000 per aircraft, C-check labor costs up to $300,000 per aircraft for two of the aircraft and the actual cost of C-check parts for these two aircraft. In addition, the Partnership will provide financing of up to $815,000 for new image modifications, to be repaid with interest over the lease term for each aircraft. In accordance with the cost sharing agreement, in January 1994, the Partnership reimbursed Continental (partially on behalf of its affiliate Continental Micronesia) $1.8 million for cockpit modifications, which is included in aircraft cost in the December 31, 1993 balance sheet, and $742,325 for C-check labor and parts, which was included in operating expense in the statement of operations for the year ended December 31, 1993. In addition, the Partnership financed $2,177,533 for new image modifications, which is being repaid with interest over the lease terms of the aircraft, beginning in February 1994. The Partnership has received all scheduled principal and interest payments due from Continental and Continental Micronesia through December 31, 1994. The aggregate note receivable balance as of December 31, 1994 was $1,764,167. The leases with Continental and Continental Micronesia also stipulate that the Partnership share in the cost of meeting certain ADs, which cannot be estimated at this time.

The following is a schedule by year of future minimum rental revenue under the existing leases:

               Year                        Amount

               1995                     $14,596,500
               1996                      14,074,000
               1997                      14,041,000
               1998                       3,410,000
               1999 and thereafter             -
                                        -----------

               Total                    $46,121,500
                                        ===========


Future minimum rental payments may be offset or reduced by future costs as described above and in Note 6.

To ensure that the carrying value of each asset equals its estimated residual value at the end of its expected holding period, where appropriate the

Partnership made downward adjustments to the residual value during 1994, 1993 and 1992 for certain of its on-lease aircraft (Note 1). In addition, during 1994, 1993 and 1992, the Partnership recognized downward adjustments totaling approximately $1.68 million, $300,000 and $5.8 million, respectively, to the book value for certain of its off-lease and on-lease aircraft, and with respect to 1994 and 1993, the adjustments also included adjustments to aircraft inventory as described in Note 5. These adjustments are included in depreciation expense in the accompanying statements of operations.


4.   Sale of Equipment

One hushkit set from the aircraft formerly leased to Pan Am (Note 3) was sold in January 1993 to ALG, Inc. (ALG) for $1,750,000, which resulted in a $259,809 gain in 1993. ALG paid cash for a portion of the sale price and issued an 11% interest-bearing promissory note for the balance of $1,132,363, which specifies 23 equal monthly payments and a balloon payment due in January 1995. The Partnership has received all payments due under the note through December 31, 1994. The note receivable balances as of December 31, 1994 and 1993 were $890,265 and $1,022,308, respectively. ALG paid to the Partnership only a portion of the balloon payment due in January 1995, originating an event of default under the note. The Partnership and ALG have subsequently restructured the terms of the promissory note as discussed in Note 11.

In September 1993, two additional hushkit sets from the disassembled Pan Am aircraft were sold to Emery Worldwide Airlines for $1,250,000 each, which resulted in a $398,192 loss. The decline in sales price from the previous hushkit sale in January 1993 reflected a softening market for this equipment.

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


5.   Disassembly of aircraft

In an attempt to maximize the economic return from the remaining six aircraft formerly leased to Pan Am, the Partnership entered into an agreement with Soundair, Inc. (Soundair) in October 1992, for the disassembly and sale of certain of the Partnership's aircraft. It is anticipated that the disassembly and sales process will take at least three years. The Partnership has borne the cost of disassembly and will receive the proceeds from the sale of such parts, net of overhaul expenses if necessary, and commissions paid to Soundair. Disassembly of the six aircraft has been completed. During 1993 and 1992, the Partnership paid $327,750 and $135,750, respectively, for aircraft disassembly costs. The Partnership has received net proceeds from the sale of aircraft inventory of $323,448, $1,169,483 and $32,460 during 1994, 1993 and 1992, respectively.

The six aircraft were recorded as aircraft inventory in the amount of $3.0 million in 1992 as discussed in Note 3. During 1994 and 1993, the Partnership recorded downward adjustments to the inventory value of $72,000 and $300,000, respectively, to reflect the then current estimate of net realizable aircraft inventory value. These adjustments are reflected as increased depreciation expense in the accompanying statements of operations.

6.   TWA Reorganization

During 1991, TWA defaulted under its leases with the Partnership when it failed to pay its March lease payments. On March 28, 1991, TWA and the Partnership entered into lease amendments which specified (i) renegotiated lease rates equal to approximately 70% of the original rates; (ii) payment of the March and April lease payments at the renegotiated rates on March 27, 1991; and (iii) an advance lump-sum security deposit payment on March 29, 1991 representing the present value of the remaining lease payments due through the end of the leases at the renegotiated rate. The Partnership recorded the lump sum payment from TWA as deferred income, and recognized the rental revenue as it was earned over the lease term. The Partnership also recognized interest expense equal to the difference between the cash received and the rental revenue earned over the lease term. The 16 leases that expired in November 1991 were extended for three months at 57% of the original rates.

In December 1991, the leases for all 18 aircraft were amended further, with extensions into various dates in 1998. The renegotiated lease rates represent approximately 46% of the initial lease rates. In addition, the Partnership agreed to share in the costs of certain ADs after TWA successfully reorganized. The agreement with TWA stipulates that such costs incurred by TWA may be credited against monthly rentals due to the Partnership, subject to annual limitations and a maximum of $500,000 per aircraft over the term of the leases.

In January 1992, TWA commenced reorganization proceedings under Chapter 11 of the Federal Bankruptcy Code. TWA received court approval to emerge from bankruptcy protection effective November 3, 1993. TWA notified the Partnership of its intention to affirm its leases for all 18 DC-9 aircraft. In addition, while the court had originally granted TWA an additional 90-day period subsequent to its emergence from bankruptcy during which it could exercise its right to reject the Partnerships's leases, TWA elected to waive that right with respect to the Partnership's aircraft. As previously agreed with TWA, August and September 1993 rentals were drawn from the security deposit held by the Partnership, which had been posted for this purpose by TWA prior to its bankruptcy filing.

In accordance with the cost sharing arrangement described above, TWA submitted to the Partnership invoices for expenses paid by TWA to meet the ADs. Expenses totaling $2.7 million were offset against rental payments during 1993 and are included in operating expense in the 1993 statement of operations. Additional expenses totaling $3.6 million, which are included in operating expense in the 1994 statement of operations, were offset against rental payments that were due to the Partnership in the first four months of 1994. TWA may offset an additional $2.7 million against rental payments, subject to annual limitations, over the lease terms.

In October 1994, TWA notified its creditors, including the Partnership, of a proposed restructuring of its debt. Such restructuring was to include a six-month moratorium on its lease payments to TWA's lessors commencing November 1994. TWA initially proposed that lease payments for a portion of that period would be forgiven in exchange for shares of TWA common stock to be issued in conjunction with the restructuring and the remainder repaid over the remaining lease term. TWA stated that if it were unable to obtain approvals from its creditors (including the Partnership) for the proposed restructuring, it would have to file for protection under Chapter 11 of the Federal Bankruptcy Code.

Subsequently, GECAS (which now provides certain management services to PIMC and PALC) negotiated a proposed standstill agreement with TWA for the 46 aircraft that are managed by GECAS. That agreement, which was subject to the approval of the owners of these aircraft, was subsequently approved by PIMC. The agreement provides for a moratorium of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995, with the deferred rents, which aggregate $3.6 million plus interest, being repaid in monthly installments beginning in May 1995 through December 1995. The Partnership will not recognize the rental amount deferred in 1994 of $1.575 million as rental revenue until it is received. In consideration for that partial moratorium, TWA agreed to make an initial payment to the TWA lessors for whom GECAS provides management services and who agreed to the proposed standstill agreement, including the Partnership. The Partnership received as consideration for the agreement $218,071 in January 1995. In addition, TWA issued warrants to the Partnership for such amount of TWA Common Stock as would have a value (based on the projected balance sheet provided by TWA in connection with the restructuring) on December 31, 1997, on a fully diluted basis, equal to the total amount of rent deferred. TWA has not concluded agreements with all of its creditors regarding its proposed debt restructuring. Thus, it remains uncertain whether TWA will file for protection under Chapter 11 of the Federal Bankruptcy Code.


7.   Viscount Restructuring Agreement

Rent Deferral - To assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has entered into an agreement with Viscount to defer certain rents due the Partnership on one aircraft for a period of six months. The deferred rents, which aggregate $196,800, are being repaid by Viscount with interest at a rate of 6% per annum, beginning in October 1994, over the remaining lease term.

Maintenance Advance - The Partnership has also agreed to extend a line of credit to Viscount for $127,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $127,000 during 1994. Payments of interest at variable rates ranging from 8.75% to 9.18% per annum were paid by Viscount beginning in September 1994. Beginning in January 1995, level payments to amortize the advance over a 30-month period, with interest at a rate of 11.53% per annum, will be due in arrears.

Option - The Partnership has the option to acquire approximately 0.6% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $91,000. The option may be exercised at any time during the option period, which expires on July 20, 1999. This option is carried at zero value in the accompanying balance sheet as of December 31, 1994 due to the uncertainty of its realizability.


8.   Claims Related to Lessee Defaults

Braniff Bankruptcy Claim - In July 1992, the Bankruptcy Court approved a stipulation embodying a settlement among PIMC, on behalf of the Partnership, the Braniff Creditor committees and Braniff in which it was agreed that First Security Bank of Utah, National Association, acting as trustee for the Partnership, would be allowed an administrative claim in the bankruptcy proceeding of approximately $230,769. In 1992, the Partnership received full payment of the claim, subject, however, to the requirement that 25% of total proceeds be held by PIMC in a separate, interest-bearing account pending notification by Braniff that all of the allowed administrative claims have been satisfied. The Partnership recognized 75% of the total claim as other revenue in the accompanying 1992 statement of operations. During 1994, the Partnership was advised that the 25% portion of the administrative claim proceeds with interest could be released by PIMC to the Partnership. As a result, the Partnership recognized $67,958 as other revenue in the 1994 statement of operations.

Air Zaire - As a result of legal action commenced by the general partner, a final settlement was reached with Air Zaire. Air Zaire paid to the Partnership approximately $2,885,000, of which approximately $1,570,000 has been applied to legal and maintenance expenses related to the default. The final expenses were paid in 1993 and approximately $915,000 was reflected as other income in the 1993 statement of operations. The remaining amount of $400,000, which was included in maintenance reserves in the December 31, 1993 balance sheet, was recognized as other revenue in 1994.


9.   Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 1994, 1993 and 1992, the Partnership paid management fees to PIMC of $604,551, $681,241 and $896,143, respectively. Management fees payable to PIMC at December 31, 1994 were $11,389. No payable was outstanding as of December 31, 1993.

b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1994, 1993 and 1992, $228,357, $407,582 and $275,312, respectively, were reimbursed by the Partnership for administrative expenses. Administrative reimbursements of $101,277 and $46,910 were payable at December 31, 1994 and 1993, respectively. Reimbursements for maintenance and remarketing costs of $305,200, $2,608,523 and $2,040,505 were paid by the Partnership in 1994, 1993 and 1992, respectively. Maintenance and remarketing reimbursements of $590,175 and $5,364 were payable at December 31, 1994 and 1993, respectively.

c. A 10% interest in all cash distributions and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement.

d. A subordinated sales commission of 3% of the gross sales price of each aircraft for services performed upon disposition and reimbursement of out-of-pocket and other disposition expenses. Subordinated sales commissions shall be paid only after limited partners have received distributions in an aggregate amount equal to their capital contributions plus a cumulative non-compounded 8% per annum return on their adjusted capital contributions, as defined in the Partnership Agreement. The Partnership did not pay or accrue a sales commission on any aircraft sales to date as the above subordination threshold has not been met.

e. One engine owned by Polaris Aircraft Income Fund I (PAIF-I) is leased to Viscount beginning in April 1993 through a joint venture with the Partnership. The rental payments of $146,000 and $98,000 were offset against rent from operating leases in the 1994 and 1993 statement of operations, respectively.

f. One engine was leased from PHC from September 1993 through April 1994 for use on the aircraft leased to NWT. The rental payments of $38,400 and $42,000 were offset against rent from operating leases in the 1994 and 1993 statement of operations, respectively.


10.  Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1994 and 1993 are as follows:

                 Reported Amounts    Tax Basis    Net Difference

1994: Assets      $ 110,568,377    $ 108,560,932    $ 2,007,445
      Liabilities     2,278,076        1,049,849      1,228,227


1993: Assets      $ 129,706,547    $ 120,984,013    $ 8,722,534
      Liabilities     4,310,268          255,838      4,054,430



11.   Subsequent Events

Promissory Note from ALG - As discussed in Note 4, the promissory note from ALG required a balloon payment of $897,932 due in January 1995. ALG paid $19,138 of this balloon payment in January 1995 which originated an event of default under the note. The Partnership and ALG subsequently restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1995 of $254,733, eleven monthly payments of $25,600 beginning in February 1995, and a balloon payment in January 1996 of $416,631. ALG is current on the renegotiated payments.

Sale of Aircraft to American International Airways, Inc. (AIA) - The Partnership sold one Boeing 727-200 aircraft and hushkit, formerly leased to Delta, to AIA in February 1995 for a sales price of approximately $1.77 million. The Partnership agreed to accept payment of the sales price in 36 monthly installments of $55,000, with interest at a rate of 7.5% per annum, beginning in March 1995.

Continental Restructuring - On January 26, 1995, Continental announced a number of actual and proposed changes in its operations and financial situation. In connection with those changes, Continental indicated that it was discussing with certain of its major lenders modifications to existing debt amortization schedules to enhance the airline's capital structure. Continental stated that during those discussions it would not be making payments to such lenders and lessors otherwise required under the current contracts. The Partnership is not engaged in any such discussions with Continental at the present time, and Continental has made all payments due to the Partnership on a current basis to date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.       Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of the Partnership (collectively Polaris), have recently restructured their operations and businesses (the Polaris Restructuring). In connection therewith, PIMC has entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (the Servicer or GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

The GE Capital Restructuring - GE Capital has recently completed a restructuring (the GE Capital Restructuring) of its commercial aviation operations, and as a result the owned and managed aircraft portfolios of certain of its affiliates, including its Polaris affiliates, are now managed by GECAS, subject in the case of Polaris investment programs to overall management and supervision by PIMC. The business of GECAS has combined commercial aviation activities formerly conducted by GE Capital's Polaris affiliates and its Transportation and Industrial Funding Corporation division (the T&I Division). In addition, GECAS will provide a significant range of aircraft management services to GPA Group plc, a public limited company organized in Ireland, together with its consolidated subsidiaries.

The Polaris Restructuring - In connection with the GE Capital Restructuring, the Servicer hired many of the employees who had performed the functions for Polaris and its investment programs (including the Partnership) that are now performed by the Servicer for PHC owned aircraft and for Polaris investment programs under the Services Agreement and under similar services agreements entered into by PIMC and/or PALC with the Servicer relating to other Polaris investment programs.

In order to allow it to continue to be able to discharge its responsibilities as general partner of the Partnership, PIMC has retained certain of its employees. As of December 31, 1994, PIMC had seven full-time employees. In addition, certain employees of GECAS will serve as officers and directors of PIMC. The following management personnel will serve in the capacities shown opposite their names:

             Name                PIMC  Title

        Howard L. Feinsand  President; Director
        Richard J. Adams    Vice President; Director
        Rodney Sirmons      Director
        James W. Linnan     Vice President
        John E. Flynn       Vice President
        Robert W. Dillon    Vice President; Assistant Secretary
        James F. Walsh      Chief Financial Officer
        William C. Bowers   Secretary


Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Feinsand, 47, Senior Vice President and Manager, Capital Markets, Pricing and Investor Programs of GECAS, joined PIMC and PALC as Vice President, General Counsel and Assistant Secretary in April 1989. Effective July 1989,
Mr. Feinsand assumed the position of Senior Vice President, and served as General Counsel and Secretary from July 1989 to August 1992. Mr. Feinsand, an attorney, was a partner in the New York law firm of Golenbock and Barell from 1987 through 1989. In his previous capacities, Mr. Feinsand served as counsel to PIMC and PALC. Mr. Feinsand also serves as a director on the board of Duke Realty Investments, Inc. Effective July 1, 1994, Mr. Feinsand held the positions of President and Director of PIMC.

Mr. Adams, 61, Senior Vice President, Aircraft Marketing - North America, served as Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing, Vice President - North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Sirmons, 48, is Vice President, Portfolio and Risk Management for GECAS. During the last twenty-one years, he has held a variety of credit, underwriting and financial positions with several businesses within GE Capital and its predecessor. Effective July 1, 1994, Mr. Sirmons held the position of Director of PIMC.

Mr. Linnan, 53, became Vice President - Financial Management of PIMC and PALC effective April 1991, having previously served as Vice President - Investor Marketing of PIMC and PALC since July 1986. Effective July 1, 1994, Mr. Linnan held the position of Vice President of PIMC.

Mr. Flynn, 54, Senior Vice President and Manager, Task Force Marketing and General Manager, Cargo, of GECAS, served as Senior Vice President, Aircraft Marketing for PIMC and PALC effective April 1991, having previously served as Vice President, North America of PIMC and PALC effective July 1989. Mr. Flynn joined PALC in March 1989 as Vice President, Cargo. For the two years prior to joining PALC, Mr. Flynn was a transportation consultant. Effective July 1, 1994, Mr. Flynn held the position of Vice President of PIMC.

Mr. Dillon, 53, became Vice President - Aviation Legal and Insurance Affairs effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC.

Mr. Walsh, 45, Senior Vice President and Chief Financial Officer of GECAS, joined PIMC and PALC in March 1987. He served as Senior Vice President and Chief Financial Officer, having previously served as Vice President and Chief Financial Officer. Effective October, 1993, Mr. Walsh resigned as Senior Vice President and Chief Financial Officer of PIMC to assume new responsibilities at GE Capital. Effective July 1, 1994, Mr. Walsh held the position of Chief Financial Officer of PIMC.

Mr. Bowers, 48, Senior Vice President and Associate General Counsel of GECAS, joined that company in November, 1993. Prior to joining GECAS, Mr. Bowers, an attorney, was General Counsel of GPA Capital, the capital markets division of GPA Group plc, from June, 1990 to October, 1993. Prior to joining GECAS, Mr. Bowers was a partner in the New York office of Paul, Hastings, Janofsky & Walker from January, 1988 until June, 1990, having joined that firm as an Of Counsel in October, 1985. Effective November 18, 1994, Mr. Bowers held the position of Secretary of PIMC.

Through the personnel it has retained, PIMC will oversee the services to be performed by the Servicer under the Services Agreement, make decisions as to matters that are effectively reserved to PIMC for decision by the Services Agreement, receive and analyze reports received from the Servicer, and otherwise discharge its responsibilities as general partner of the Partnership (See "The Services Agreement"). In addition, PIMC will continue to perform investor relations services for the Partnership and will continue to supervise ReSource/Phoenix, a division of Phoenix Leasing Incorporated which, since August 1993, has been performing substantially all of the accounting and financial reporting services previously performed by PIMC, pursuant to a Program Accounting and Financial Reporting Administration Agreement. Since July 1994, ReSource/Phoenix has also provided database time-share services, data processing services and investor transfer services pursuant to a Time-Share and Transfer Services Agreement.

GECAS - GECAS is a global commercial aviation financial services company that
(i) offers a broad range of financial products to airlines and aircraft operators, aircraft owners, lenders and investors, including financing leases, operating leases, tax-advantaged and other incentive-based financing and debt and equity financing, and (ii) provides management, marketing and technical support services to aircraft owners, lenders and investors, including GE Capital, its affiliates, and certain third parties.

GECAS is the world's largest manager of commercial aircraft. From time to time, GE Capital and its affiliates are likely to acquire additional new and used aircraft which are expected to be included in the portfolio to be managed by GECAS. GECAS's managed portfolio includes other aircraft of the same type as those owned by the Partnership. Accordingly, the Servicer may have certain conflicts of interest in performing its duties under the Services Agreement. (See "The Services Agreement", herein.)

The Servicer has represented to PIMC that during the term of the Services Agreement the Servicer's net worth will be greater than $25,000,000, and has agreed during such term not to pay or make any dividends or distributions to its shareholder(s) which would have the effect of reducing the Servicer's net worth below that amount.

The Services Agreement - Under the Services Agreement, PIMC has engaged the Servicer to perform, or arrange for the performance of, aircraft management services, aircraft leasing and sales services, and certain portfolio management services. These services will include, inter alia, managing the Partnership's portfolio of aircraft, arranging for the re-leasing and sale of aircraft, preparing certain reports for the Partnership, employing persons to perform services for the Partnership, and otherwise performing various portfolio and partnership management functions. PIMC will continue to serve as general partner of the Partnership and will retain all of its rights, powers and interests as general partner. In its capacity as general partner, PIMC will exercise supervisory control over the Servicer's rendering of services in connection with the Partnership and will continue to have control and overall management of all matters relating to the Partnership's ongoing business and operations. The Servicer is not becoming a general partner of the Partnership and is not assuming any fiduciary duty that PIMC, as general partner, has had or will have.

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

The Services Agreement requires the Servicer to take any actions relating to the Services Agreement that PIMC may direct so long as such actions are reasonably deemed by PIMC to be necessary or appropriate in order to permit PIMC to fulfill its fiduciary duties as general partner of the Partnership or otherwise to be in the best interest of the Partnership or its limited partners. Furthermore, certain actions with respect to the Partnership may not be taken by the Servicer without the prior approval of PIMC. Such actions include, among others: (i) selling or otherwise disposing of one or more aircraft by the Partnership (including the sale or other disposition of an aircraft as parts or scrap); (ii) entering into any new lease (or any renewal or extension of an existing lease) with respect to any aircraft; (iii) terminating or modifying any lease with respect to any aircraft; (iv) financing or refinancing one or more aircraft by the Partnership; (v) making material capital, maintenance or inspection expenditures for the Partnership;
(vi) hiring any broker to sell or lease any aircraft; (vii) entering into any contract (including any contract of sale), agreement or instrument other than a contract, agreement or instrument entered into in the ordinary course of business that has a term of less than one year and that does not contemplate payments which will exceed, over the term of the contract, agreement or instrument, $100,000 in the aggregate; (viii) changing in any material respect the type or amount of insurance coverage in place for the Partnership; and (ix) incurring any Partnership expenses for which the Servicer will seek reimbursement pursuant to the Services Agreement which exceed in the aggregate, for any calendar month, the sum of $10,000. Absent PIMC authorization, it is contemplated that the Servicer will not enter into contracts, agreements or instruments on behalf of the Partnership.

Absent earlier termination based on certain events (including the withdrawal, removal or replacement of PIMC as general partner of the Partnership), the Services Agreement will terminate upon the completion of the winding up and liquidation of the Partnership and the distribution of all of its assets.

Certain Legal Proceedings:

As reported in the Partnership's 1990 Form 10-K, on June 8, 1990, a purported class action entitled Harner, et al., v. Prudential Bache Securities, Inc. et al., (to which the Partnership was not a party) was filed by certain purchasers of units in a 1983 and 1984 public offering in several corporate aircraft public partnerships. Polaris Aircraft Leasing Corporation and Polaris Investment Management Corporation were named as two of the defendants in this action. On September 24, 1991, the court entered an order in favor of Polaris Aircraft Leasing Corporation and Polaris Investment Management Corporation granting their motion for summary judgment and dismissing the plaintiffs' complaint with prejudice. On March 13, 1992, plaintiff filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. On
August 21, 1992, the Sixth Circuit ordered consolidation of the appellants' causes for the purposes of briefing and submission. On September 9, 1994, the Sixth Circuit affirmed the lower court's decision dismissing the action.

On October 27, 1992, a class action complaint entitled Weisl, Jr. et al., v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York for the County of New York. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for alleged fraud in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged negligent misrepresentation in connection with such offerings; (iii) for alleged breach of fiduciary duties; (iv) for alleged breach of third party beneficiary contracts; (v) for alleged violations of the NASD Rules of Fair Practice by certain registered broker dealers; and (vi) for alleged breach of implied covenants in the customer agreements by certain registered brokers. The complaint seeks an award of compensatory and other damages and remedies. On January 19, 1993, plaintiffs filed a motion for class certification. On March 1, 1993, defendants filed motions to dismiss the complaint on numerous grounds, including failure to state a cause of action and statute of limitations. On July 20, 1994, the court entered an order dismissing almost all of the claims in the complaint and amended complaint. Certain claims, however, remain pending. Plaintiffs filed a notice of appeal on September 2, 1994. The Partnership is not named as a defendant in this action.

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al., was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. Plaintiffs seek class action certification on behalf of a class of investors in Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay. The Partnership is not named as a defendant in this action.

On or around May 14, 1993, a purported class action entitled Moross, et al., v. Polaris Holding Company, et al., was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in Polaris Aircraft Income Funds I - VI by nine investors in such Polaris Aircraft Income Funds. The complaint alleges that defendants violated Arizona state securities statues and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An amended complaint was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the District of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl. The Partnership is not named as a defendant in this action.

On September 21, 1993, a purported derivative action entitled Novak, et al., v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of the Partnership, Polaris Aircraft Income Fund I and Polaris Aircraft Income Fund
III. The complaint names as defendants Polaris Holding Company, its affiliates and others. Each of the Partnership, Polaris Aircraft Income Fund I and Polaris Aircraft Income Fund III is named as a nominal defendant. The complaint alleges, among other things, that defendants mismanaged the Partnership and the other Polaris Aircraft Income Funds, engaged in self-dealing transactions that were detrimental to the Partnership and the other Polaris Aircraft Income Funds and failed to make required disclosure in connection with the sale of the units in the Partnership and the other Polaris Aircraft Income Funds. The complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail. On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to replead. On October 7, 1994, defendants filed a notice of appeal.
On November 15, 1994, defendants submitted an answer to the remaining causes of action.

On or around March 13, 1993, a purported class action entitled Kahn v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This purported class action on behalf of investors in Polaris Aircraft Income Fund V ("PAIF V") was filed by one investor in PAIF
V. The complaint names as defendants Polaris Investment Management Corporation, Polaris Holding Company, its affiliates and others. The complaint charges defendants with common law fraud, negligent misrepresentation and breach of fiduciary duty in connection with certain misrepresentations and omissions allegedly made in connection with the sale of interest in PAIF V. Plaintiffs seek compensatory and consequential damages in an unspecified amount, plus interest, disgorgement and restitution of all earnings, profits and other benefits received by defendants as a result of their alleged practices, and attorneys' fees and costs. Defendants' time to move, answer or otherwise plead with respect to the complaint was extended by stipulation up to and including April 24, 1995. The Partnership is not named as a defendant in this action.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi-District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. On October 31, 1994, Polaris Investment Management Corporation and other Polaris entities filed a motion to dismiss the consolidated complaint on the grounds of, inter alia, statute of limitations and failure to state a claim. The Partnership is not named as a defendant in this action.

A further litigation captioned Romano v. Ball et. al, an action by Prudential Insurance Company policyholders against many of the same defendants (including Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation), has also been commenced by policy holders of the Prudential Insurance Company as a purported derivative action on behalf of the Prudential Insurance Company. The complaint alleges claims under the federal Racketeer Influenced and Corrupt Organizations Act, as well as claims for waste, mismanagement and intentional and negligent misrepresentation, and seeks unspecified compensatory, treble and punitive damages. The case is being coordinated with In re Prudential.

On or about February 6, 1995, a class action complaint entitled Cohen, et al.
v. J.B. Hanauer & Company, et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint names J.B. Hanauer & Company, General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 5,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds I through VI. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for violation of Section 12(2) of the Securities Act of 1933, as amended, by a registered broker dealer and for violation of Section 15 of such act by all defendants in connection with certain public offerings, including that of the

Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged fraud in connection with such offerings;
(iii) for alleged negligent misrepresentation in connection with such offerings; (iv) for alleged breach of fiduciary duties; (v) for alleged breach of third party beneficiary contracts; (vi) for alleged violations of the NASD Rules of Fair Practice by a registered broker dealer; and (vii) for alleged breach of implied covenants in the customer agreements by a registered broker dealer. The complaint seeks an award of compensatory and punitive damages and other remedies. The Partnership is not named as a defendant in this action.

On or about January 12, 1995, a class action complaint entitled Cohen, et al.
v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The complaint sets forth various causes of action which include allegations against certain or all of the defendants
(i) for violation of Section 12(2) of the Securities Act of 1933, as amended, by a registered broker dealer and for violation of Section 15 of such act by all defendants in connection with certain public offerings on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged fraud in connection with such offerings; (iii) for alleged negligent misrepresentation in connection with such offerings; (iv) for alleged breach of fiduciary duties; (v) for alleged breach of third party beneficiary contracts;
(vi) for alleged violations of the NASD Rules of Fair Practice by a registered broker dealer; and (vii) for alleged breach of implied covenants in the customer agreements by a registered broker dealer. The complaint seeks an award of compensatory and punitive damages and other remedies. The Partnership is not named as a defendant in this action.

On or about February 13, 1995, an action entitled Adams, et al. v. Prudential Securities, Inc. et al. was filed in the Court of Common Pleas, Stark County, Ohio. The action names Prudential Securities, Inc., Prudential Insurance Company of America, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and James Darr as defendants. The complaint alleges that defendants committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, rescission of their investments in the Partnership and the other Polaris Aircraft Income Funds, an award of compensatory damages in an unspecified amount plus interest thereon, and punitive damages in an unspecified amount. On or about March 15, 1995, defendants filed a Notice of Removal to the United States District Court for the Northern District of Ohio, Eastern Division. The Partnership is not named as a defendant in this action.

Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.


Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1994 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

Item 11.     Executive Compensation

PAIF-II has no directors or officers. PAIF-II is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $604,551 were paid to PIMC in 1994.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

   a) No person owns of record, or is known by PAIF-II to own beneficially, more than five percent of any class of voting securities of PAIF-II.

   b) The General Partner of PAIF-II owns the equity securities of PAIF-II as set forth in the following table:


           (1)          (2)                  (3)                        (4)
          Title       Name of        Amount and Nature of             Percent
        of Class  Beneficial Owner   Beneficial Ownership             of Class

         General   Polaris Investment Represents a 10.0% interest       100%
         Partner   Management         of all cash distributions,
         Interest  Corporation        gross income in an amount
                                      equal to 9.09% of distributed
                                      cash available from operations,
                                      and a 1% interest in net income
                                      or loss

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


2.   Reports on Form 8-K.

     None.


3.   Exhibits required to be filed by Item 601 of Regulation S-K.

     10.  Material Contracts.

         a.  Services Agreement.

     27.  Financial Data Schedules (Filed electronically only).


4.   Financial Statement Schedules.

     All financial statement schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POLARIS AIRCRAFT INCOME FUND II,
                                        A California Limited Partnership
                                        (REGISTRANT)
                                        By:  Polaris Investment
                                             Management Corporation
                                             General Partner





   March 23, 1995             By:  /S/ Howard L. Feinsand
---------------------              --------------------------------
        Date                       Howard L. Feinsand, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                    Title                   Date


  /S/Howard L. Feinsand      Chairman of the Board and         March 23, 1995
  ---------------------      President of Polaris              --------------
  (Howard L. Feinsand)       Investment Management
                             Corporation, General Partner
                             of the Registrant

  /S/Richard J. Adams        Vice President and Director of    March 23, 1995
  -------------------        Polaris Investment Management     --------------
  (Richard J. Adams)         Corporation, General Partner
                             of the Registrant

  /S/James F. Walsh          Chief Financial Officer of        March 23, 1995
  -----------------          Polaris Investment Management     --------------
  (James F. Walsh)           Corporation, General Partner
                             of the Registrant