Form 10-Q
period 1995-03-31
POLARIS AIRCRAFT INCOME FUND II
filed 1995-05-12
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                             ----------------------


          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________

                             ----------------------

                          Commission File No. 33-2794

                             ----------------------


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



                      Yes _X_                      No ___


                      This document consists of 16 pages.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

           FORM 10-Q - For the Quarterly Period Ended March 31, 1995




                                     INDEX


Part I. Financial Information                                              Page

           Item 1.    Financial Statements

                      a)  Balance Sheets - March 31, 1995 and
                          December 31, 1994...................................3

                      b)  Statements of Operations - Three Months Ended
                          March 31, 1995 and 1994.............................4

                      c)  Statements of Changes in Partners' Capital
                          (Deficit) - Year Ended December 31, 1994
                          and Three Months Ended March 31, 1995...............5

                      d)  Statements of Cash Flows - Three Months
                          Ended March 31, 1995 and 1994.......................6

                      e)  Notes to Financial Statements.......................7

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........11



Part II.   Other Information

           Item 1.    Legal Proceedings.......................................14

           Item 5.    Other Information.......................................15

           Item 6.    Exhibits and Reports on Form 8-K........................15

           Signature..........................................................16


                         Part 1. Financial Information

Item 1.    Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS

                                                          March 31,        December 31,
                                                            1995              1994
                                                            ----              ----
                                                        (Unaudited)
ASSETS:

CASH AND CASH EQUIVALENTS                              $  15,228,769    $  14,662,147

RENT AND OTHER RECEIVABLES                                   227,136          292,061

NOTES RECEIVABLE, net of allowance for credit
 losses of $3,600,000 in 1995 and $1,575,000 in 1994       4,085,716        2,781,432

AIRCRAFT at cost, net of accumulated depreciation
 of $86,632,727 in 1995 and $90,004,933 in 1994           87,262,166       91,954,354

AIRCRAFT INVENTORY                                           830,950          848,613

OTHER ASSETS                                                  29,770           29,770
                                                       -------------    -------------

                                                       $ 107,664,507    $ 110,568,377
                                                       =============    =============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                  $      44,304    $     702,841

ACCOUNTS PAYABLE AND ACCRUED
 LIABILITIES                                                  65,109           38,663

LESSEE SECURITY DEPOSITS                                     172,507          171,140

MAINTENANCE RESERVES                                         770,674          722,690

DEFERRED INCOME                                              642,742          642,742
                                                       -------------    -------------

     Total Liabilities                                     1,695,336        2,278,076
                                                       -------------    -------------

PARTNERS' CAPITAL (DEFICIT):
 General Partner                                          (1,143,092)      (1,119,868)
 Limited Partners, 499,997 units
   issued and outstanding                                107,112,263      109,410,169
                                                       -------------    -------------

     Total Partners' Capital                             105,969,171      108,290,301
                                                       -------------    -------------

                                                       $ 107,664,507    $ 110,568,377
                                                       =============    =============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                  Three Months Ended March 31,

                                                     1995               1994
                                                     ----               ----
REVENUES:
   Rent from operating leases                    $ 1,633,500        $ 3,648,000
   Interest                                          289,964            169,481
   Other                                             218,171              5,860
                                                 -----------        -----------

         Total Revenues                            2,141,635          3,823,341
                                                 -----------        -----------

EXPENSES:
   Depreciation                                    2,920,383          2,833,718
   Management and advisory fees                       79,425            173,400
   Operating                                          14,023          2,719,217
   Administration and other                           60,053             52,454
                                                 -----------        -----------

         Total Expenses                            3,073,884          5,778,789
                                                 -----------        -----------

NET LOSS                                         $  (932,249)       $(1,955,448)
                                                 ===========        ===========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                           $   115,664        $   292,912
                                                 ===========        ===========

NET LOSS ALLOCATED
   TO LIMITED PARTNERS                           $(1,047,913)       $(2,248,360)
                                                 ===========        ===========

NET LOSS PER LIMITED
   PARTNERSHIP UNIT                              $     (2.10)       $     (4.50)
                                                 ===========        ===========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                        Year Ended December 31, 1994 and
                                        Three Months Ended March 31, 1995

                                       General         Limited
                                       Partner        Partners        Total
                                    -------------  -------------  -------------

Balance, December 31, 1993          $    (948,683) $ 126,344,962  $ 125,396,279

   Net income (loss)                    1,217,696     (4,434,868)    (3,217,172)

   Cash distributions to partners      (1,388,881)   (12,499,925)   (13,888,806)
                                    -------------  -------------  -------------

Balance, December 31, 1994             (1,119,868)   109,410,169    108,290,301

   Net income (loss)                      115,664     (1,047,913)      (932,249)

   Cash distribution to partners         (138,888)    (1,249,993)    (1,388,881)
                                    -------------  -------------  -------------

Balance, March 31, 1995 (Unaudited) $  (1,143,092) $ 107,112,263  $ 105,969,171
                                    =============  =============  =============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Three Months Ended March 31,

                                                         1995           1994
                                                         ----           ----
OPERATING ACTIVITIES:
 Net loss                                            $   (932,249) $ (1,955,448)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation                                         2,920,383     2,833,718
   Changes in operating assets and liabilities:
     Decrease (increase) in rent and other
       receivables                                         64,925       (13,593)
     Increase (decrease) in payable to affiliates        (658,537)      100,123
     Increase (decrease) in accounts payable
       and accrued liabilities                             26,446    (2,553,825)
     Increase in lessee security deposits                   1,367           899
     Increase (decrease) in maintenance reserves           47,984       (11,073)
                                                     ------------  ------------
       Net cash provided by (used in)
         operating activities                           1,470,319    (1,599,199)
                                                     ------------  ------------

INVESTING ACTIVITIES:
 Increase in notes receivable                                --      (2,177,533)
 Principal payments on notes receivable                   467,521       116,379
 Net proceeds from sale of aircraft inventory              17,663        90,894
                                                     ------------  ------------
       Net cash provided by (used in)
         investing activities                             485,184    (1,970,260)
                                                     ------------  ------------

FINANCING ACTIVITIES:
 Cash distribution to partners                         (1,388,881)   (3,472,201)
                                                     ------------  ------------

       Net cash used in financing activities           (1,388,881)   (3,472,201)
                                                     ------------  ------------

CHANGES IN CASH AND CASH
 EQUIVALENTS AND SHORT-TERM
 INVESTMENTS                                              566,622    (7,041,660)

CASH AND CASH EQUIVALENTS AND
 SHORT-TERM INVESTMENTS AT
 BEGINNING OF PERIOD                                   14,662,147    22,445,083
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                       $ 15,228,769  $ 15,403,423
                                                     ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.     Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund II's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1994, 1993, and 1992 included in the Partnership's 1994 Annual Report to the SEC on Form 10-K (Form 10-K).

Financial Accounting Pronouncements - The Partnership adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118 as of January 1, 1995. SFAS No. 114 and SFAS No. 118 require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Partnership had previously measured the allowance for credit losses using methods similar to that prescribed in SFAS No. 114. As a result, no additional provision was required by the adoption of this pronouncement. The Partnership has recorded an allowance for credit losses equal to the full amount of the following impaired loan as a result of issues regarding its collection due to cash flow deficiencies of the lessee. The Partnership recognizes revenue on this loan only as payments are received.

As discussed in Note 4, the standstill agreement with Trans World Airlines, Inc.
(TWA) provides for a deferral of certain rents due the Partnership. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses will be reduced by the principal portion of payments received which are scheduled to commence May 31, 1995. In addition, the Partnership recognizes rental revenue and interest revenue as payments are received. The deferred rents and corresponding allowance for credit losses were $3.6 million and $1.575 million as of March 31, 1995 and December 31, 1994, respectively.

Reclassification - Certain 1994 balances have been reclassified to conform to the 1995 presentation.

2. Continental Airlines, Inc. (Continental) and Continental Micronesia, Inc. (Continental Micronesia) Cost Sharing Agreements

In accordance with the Continental and Continental Micronesia cost-sharing agreements as discussed in the Form 10-K, in January 1994, the Partnership financed $2,177,533 to Continental and Continental Micronesia for new image modifications, which is being repaid with interest over the lease terms of the three aircraft. The Partnership has received all scheduled principal and interest payments due from Continental and Continental Micronesia through March 31, 1995. The aggregate note receivable balance as of March 31, 1995 and December 31, 1994 was $1,649,436 and $1,764,167, respectively.


3.     Promissory Note from ALG, Inc. (ALG)

One hushkit set from the aircraft formerly leased to Pan American World Airways, Inc. was sold in January 1993 to ALG for a net sales price of $1,750,000. ALG paid cash for a portion of the sales price and issued an 11% interest-bearing promissory note for the balance of $1,132,363, which specifies 23 equal monthly payments and a balloon payment of $897,932 due in January 1995. ALG paid to the Partnership $19,138 of the balloon payment in January 1995, originating an event of default under the note. The Partnership and ALG subsequently restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1995 of $254,733, eleven monthly payments of $25,600 beginning in February 1995, and a balloon payment in January 1996 of $416,631. The Partnership has received all scheduled renegotiated payments due from ALG through March 31, 1995. The note receivable balance as of March 31, 1995 and December 31, 1994 were $592,473 and $890,265, respectively.


4.     TWA Reorganization

As part of the TWA lease extension as discussed in the Form 10-K, the Partnership agreed to share the cost of meeting certain Airworthiness Directives after TWA reorganized in 1993. The agreement stipulates that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the lease. In accordance with the cost-sharing agreement, TWA may offset an additional $2.7 million against rental payments, subject to annual limitations, over the remaining lease terms.

In addition, as discussed in the Form 10-K, in October 1994, TWA notified its creditors, including the Partnership, of a proposed restructuring of its debt. Subsequently, GE Capital Aviation Services, Inc. (which, as discussed in the Form 10-K, now provides certain management services to Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation) negotiated a proposed standstill agreement with TWA for the 46 aircraft that are managed by GECAS. That agreement, which was subject to the approval of the owners of these aircraft, was subsequently approved by PIMC. The agreement provides for a moratorium on the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995, with the deferred rents, which aggregate $3.6 million plus interest, being repaid in monthly installments beginning in May 1995 through December 1995. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The Partnership will not recognize the rental amount deferred in 1994 of $1.575 million or the amount deferred in the first quarter of 1995 of $2.025 million as rental revenue until it is received.

In consideration for that partial rent moratorium, TWA agreed to make an initial payment to the TWA lessors for whom GECAS provides management services and who agreed to the proposed standstill agreement, including the Partnership. The Partnership received as consideration for the agreement $218,171 in January 1995, which was recognized as other revenue in the accompanying statement of operations for the three months ended March 31, 1995. In addition, TWA has agreed to issue warrants to the Partnership for such amount of TWA Common Stock as would have a value (based on the projected balance sheet provided by TWA in connection with the restructuring) on December 31, 1997, on a fully diluted basis, equal to the total amount of rent deferred. TWA has not concluded agreements with all of its creditors regarding its proposed debt restructuring. Thus, it remains uncertain whether TWA will file for protection under Chapter 11 of the Federal Bankruptcy Code.


5.     Viscount Air Services, Inc. (Viscount) Restructuring

As discussed in the Form 10-K, the Partnership has entered into an agreement with Viscount to defer certain rents due the Partnership which aggregate $196,800; to extend a line of credit to Viscount for a total of $127,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft; and which gives the Partnership the option to acquire approximately 2.3% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $91,000.

The deferred rents are being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases. The unpaid balances of the deferred rents, which are reflected as rents receivable in the March 31, 1995 and December 31, 1994 balance sheets, were $168,956 and $182,982, respectively. The line of credit, which was advanced to Viscount in full during 1994, is being repaid by Viscount over a 30-month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balances, which are reflected as notes receivable in the March 31, 1995 and December 31, 1994 balance sheets, were $119,619 and $127,000, respectively. Note 9 contains a further discussion of the Viscount events subsequent to March 31, 1995.


6.     Sale of Aircraft to American International Airways, Inc. (AIA)

The Partnership sold one Boeing 727-200 aircraft and hushkit, formerly leased to Delta Airlines Inc., to AIA in February 1995 for a sales price of $1,771,805. The Partnership recorded no gain or loss on the sale as the sales price equalled the net book value of the aircraft and hushkit. The Partnership agreed to accept payment of the sales price in 36 monthly installments of $55,000, with interest at a rate of 7.5% per annum, beginning in March 1995. The Partnership recorded a note receivable for the sales price and has received all scheduled principal and interest payments due from AIA through March 31, 1995. The note receivable balance as of March 31, 1995 was $1,724,188.


7.     Continental Restructuring

On January 26, 1995, Continental announced a number of actual and proposed changes in its operations and financial situation. In connection with those changes, Continental indicated that it was discussing with certain of its major lenders modifications to existing debt amortization schedules to enhance the airline's capital structure. Continental stated that during those discussions it would not be making payments to such lenders and lessors otherwise required under the current contracts. The Partnership is not engaged in any such discussions with Continental at the present time, and Continental has made all payments due to the Partnership on a current basis to date. Note 9 contains a further discussion of the Continental events subsequent to March 31, 1995.

8.     Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                       Payments for
                                   Three Months Ended   Payable at
                                     March 31, 1995   March 31, 1995
                                     --------------   --------------
Aircraft Management Fees                 $ 80,096       $ 10,718

Out-of-Pocket Administrative Expense
   Reimbursement                          114,299         33,586

Out-of-Pocket Maintenance and
   Remarketing Expense Reimbursement      594,372           --
                                         --------       --------

                                         $788,767       $ 44,304
                                         ========       ========


9.     Subsequent Events

Continental Restructuring - In early April 1995, Continental announced that it had successfully concluded discussions with The Boeing Company, as well as its primary lender and the City and County of Denver, that would provide Continental with approximately $370 million in cash deferrals and savings over the next two years, and that it had reached a preliminary agreement with certain of its lessors for additional cash deferrals.

Viscount Payment Delinquency - Viscount is presently past due on certain rent, deferred rent, maintenance reserve and financing payments due the Partnership in April and May 1995. The past due payments aggregate approximately $76,000. The Partnership is currently negotiating an agreement with Viscount whereby certain of these past due payments, in addition to certain future payments due from Viscount, may be deferred. Any agreement for a further deferral as well as any failure by Viscount to perform its financial obligations with the Partnership will have an adverse affect on the Partnership's financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund II (the Partnership) owns a portfolio of 23 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 30 aircraft. The portfolio consists of one Boeing 737-200 Combi aircraft leased to Northwest Territorial Airways, Ltd. (NWT), 17 McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc. (TWA), one Boeing 737-200 aircraft leased to Viscount Air Services, Inc. (Viscount), two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia) and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). One engine owned by Polaris Aircraft Income Fund I is leased to Viscount through a joint venture with the Partnership. The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft have been disassembled for sale of their component parts as discussed in the Partnership's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K). The Partnership sold one Boeing 727-200 aircraft, formerly leased to Delta Airlines, Inc. (Delta), in February 1995 as discussed below.


Remarketing Update

Sale of Aircraft to American International Airways, Inc. (AIA) - The Partnership sold one Boeing 727-200 aircraft and hushkit, formerly leased to Delta, to AIA in February 1995 for a sales price of $1,771,805. The Partnership recorded no gain or loss on the sale as the sales price equalled the net book value of the aircraft and hushkit. The Partnership agreed to accept payment of the sales price in 36 monthly installments of $55,000, with interest at a rate of 7.5% per annum, beginning in March 1995. The Partnership recorded a note receivable for the sales price and has received all scheduled principal and interest payments due from AIA. The note receivable balance as of March 31, 1995 was $1,724,188.

Remarketing of Boeing 737-200 Combi Aircraft - The lease of one Boeing 737-200 Combi aircraft to NWT expires in October 1995. The Partnership is currently remarketing this aircraft for re-lease.


Partnership Operations

The Partnership recorded a net loss of $932,249, or $2.10 per limited partnership unit, for the three months ended March 31, 1995, compared to a net loss of $1,955,448, or $4.50 per unit, for the same period in 1994. The net loss for the three months ended March 31, 1994 resulted from maintenance expenses incurred from the Partnership's leases to TWA. As described in Item 7 of the Form 10-K, the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) after TWA successfully reorganized in 1993. The agreement stipulates that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the leases. In accordance with the cost sharing agreement, during the first quarter of 1994, the Partnership recognized as operating expense $2.7 million of these AD expenses. No operating expense was recognized for these ADs during the first quarter of 1995.

The net loss in 1995 resulted primarily from a decrease in rental revenue recognized from the leases with TWA. As discussed in the Form 10-K, in October 1994, TWA proposed to its creditors, including the Partnership, a restructuring of its debt. In December 1994, GE Capital Aviation Services, Inc. (which, as discussed in the Form 10-K, now provides certain management services to Polaris Investment Management Corporation (PIMC) and Polaris Aircraft Leasing Corporation) negotiated a proposed standstill agreement with TWA which was approved on behalf of the Partnership by the general partner, PIMC. That agreement provides for a moratorium on the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995, with the deferred rents, which aggregate $3.6 million plus interest, being repaid by TWA in monthly installments between May 1995 through December 1995. The Partnership will not recognize the deferred rent as rental revenue until it is received, including $2,025,000 deferred in the three months ended March 31, 1995. Partially offsetting the decline in rental revenue during 1995 as compared to 1994, the Partnership received $218,171 as consideration for the agreement with TWA. The Partnership recognized the $218,171 as other revenue during the first quarter of 1995.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from NWT, Continental and Continental Micronesia. As discussed in the Form 10-K, the Partnership entered into an agreement with Viscount under which it agreed to defer certain rents due the Partnership on one aircraft. These deferred rents, which aggregate $196,800, are being repaid by Viscount with interest over the remaining term of the lease. The agreement with Viscount also stipulates that the Partnership advance Viscount up to $127,000, primarily for maintenance expenses incurred by Viscount relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $127,000 during 1994 which is being repaid by Viscount with interest over a 30-month period beginning in January 1995.

Viscount is presently past due on certain rent, deferred rent, maintenance reserve and financing payments due the Partnership in April and May 1995. The past due payments aggregate approximately $76,000. The Partnership is currently negotiating an agreement with Viscount whereby certain of these payments, in addition to certain future payments due from Viscount, may be deferred. Any agreement for a further deferral as well as any failure by Viscount to perform its financial obligations with the Partnership will have an adverse affect on the Partnership's financial position.

As previously discussed, the Partnership and TWA agreed to defer certain rents due the Partnership totaling $3.6 million, to be repaid by TWA, with interest beginning in May 1995 through December 1995. Until the deferred rents are repaid by TWA in full, the negative impact on the Partnership's cash flows is significant.

As discussed above and in the Form 10-K, during 1994 and 1993 TWA offset a total of $6.3 million against rental payments due the Partnership for expenses TWA incurred for certain ADs on the Partnership's aircraft. TWA may offset rental payments due the Partnership for the ADs up to an additional $2.7 million, subject to annual limitations, over the lease terms.

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

As discussed in the Form 10-K, ALG, Inc. (ALG) was required to pay to the Partnership a balloon payment of $897,932 in January 1995 on their promissory note. ALG paid to the Partnership $19,138 of the balloon payment in January 1995, originating an event of default under the note. The Partnership and ALG subsequently restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1995 of $254,733, eleven monthly payments of $25,600 beginning in February 1995, and a balloon payment in January 1996 of $416,631. The Partnership has received all scheduled renegotiated payments due from ALG.

The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit to AIA in February 1995 as previously discussed. The agreement with AIA specifies payment of the sales price in 36 monthly installments of $55,000 beginning in March 1995. The Partnership has received all scheduled payments due from AIA.

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserve balances aggregate $770,674 as of March 31, 1995.

Payments of $17,663 have been received during the three months ended March 31, 1995 from the sale of inventoried parts from the six disassembled aircraft and have been applied against aircraft inventory. The Partnership's cash reserves are being retained to cover the Partnership's normal operating and administrative expenses and to meet obligations under the TWA, Continental and Continental Micronesia lease agreements.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1995 and 1994 were $1,249,993, or $2.50 per limited partnership unit and $3,124,981 or $6.25 per unit, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements; the receipt of rental payments from NWT, TWA, Viscount, Continental and Continental Micronesia; the receipt of the deferred rental payments from TWA; the receipt of the deferred rental payments and financing payments from Viscount; the receipt of modification financing payments from Continental and Continental Micronesia; the receipt of renegotiated promissory note payments from ALG; the receipt of sales proceeds from AIA; and, the receipt of payments generated from the aircraft disassembly process.


Continental Restructuring

As discussed in Notes 7 and 9 to the financial statements and in the Form 10-K, in January 1995, Continental announced a number of actual and proposed changes in its operations and financial situation. In early April 1995, Continental announced that it had successfully concluded discussions with The Boeing Company, as well as its primary lender and the City and County of Denver, that would provide Continental with approximately $370 million in cash deferrals and savings over the next two years, and that it had reached a preliminary agreement with certain of its lessors for additional cash deferrals.

                           Part II. Other Information


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1994 Annual Report to the Securities and Exchange Commission on
Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings to which the Partnership is a party or to which any of its properties are subject. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. - Kidder, Peabody & Co. has been added as an additional defendant by virtue of an Intervenor's Amended Plea in Intervention filed on or about April 7, 1995.

Other Proceedings - Item 10 of Part III of the Partnership's 1994 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. Except as described below, there have been no material developments with respect to any of the other actions described therein during the period covered by this report.

Cohen, et al. v. Kidder Peabody & Company, Inc., et al. - On or about March 31, 1995, this action was removed to the United States District Court for the Southern District of Florida.

Adams, et al. v. Prudential Securities, Inc., et al. - On or about March 15, 1995, this action was removed to the United States District Court for the Northern District of Ohio, Eastern Division. On March 17, 1995, certain defendants, including Prudential Securities Corporation, filed a tagalong motion to transfer this action to the consolidated Multi-District Litigation filed in the United States District Court for the Southern District of New York, which is described in Item 10 of Part III of the Partnership's 1994 Form 10-K.

Item 5.    Other Information

Effective March 31, 1995, Howard L. Feinsand resigned as Director and President of Polaris Investment Management Corporation (PIMC). James W. Linnan, 53, has assumed the position of Director and President of PIMC effective March 31, 1995. Mr. Linnan has served PIMC in various capacities since April 1979, most recently as Vice President.

Effective March 31, 1995, Rodney Sirmons resigned as Director of PIMC. Eric Dull, 34, has assumed the position of Director of PIMC effective March 31, 1995. Mr. Dull presently holds the position of Senior Vice President, Restructuring of GE Capital Aviation Services, Inc. (GECAS).

Effective May 1, 1995,  William C. Bowers resigned as Secretary of PIMC. Richard
L. Blume, 46, has assumed the position of Secretary of PIMC effective May 1, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GECAS.

Norman Liu, 38, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Liu presently holds the position of Executive Vice President, Capital Funding and Portfolio Management of GECAS.

Edward Sun, 45, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Managing Director, Structured Finance of GECAS.



Item 6.    Exhibits and Reports on Form 8-K


a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        27.  Financial Data Schedules (Filed electronically only)

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

                                     POLARIS AIRCRAFT INCOME FUND II,
                                     A California Limited Partnership
                                     (Registrant)
                                     By:     Polaris Investment
                                             Management Corporation,
                                             General Partner




          May 10, 1995                  By:     /S/James F. Walsh
- -------------------------------                 -----------------
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