Form 10-Q
period 1995-06-30
POLARIS AIRCRAFT INCOME FUND II
filed 1995-08-11
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ---------------------------


                                   FORM 10-Q
                          ---------------------------



          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

          ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                          ---------------------------


                          Commission File No. 33-2794
                          ---------------------------



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



                     Yes   X                             No
                         ----                               ----








                      This document consists of 22 pages.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1995




                                     INDEX


Part I.  Financial Information                                              Page

              Item 1.      Financial Statements

                           a)  Balance Sheets - June 30, 1995 and
                               December 31, 1994...............................3

                           b)  Statements of Operations - Three Months and
                               Six Months Ended June 30, 1995 and 1994.........4

                           c) Statements of Changes in Partners' Capital (Deficit) - Year Ended December 31, 1994
                               and Six Months Ended June 30, 1995..............5

                           d)  Statements of Cash Flows - Six Months
                               Ended June 30, 1995 and 1994....................6

                           e)  Notes to Financial Statements...................7

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations......13



Part II.      Other Information

              Item 1.      Legal Proceedings..................................17

              Item 5.      Other Information..................................20

              Item 6.      Exhibits and Reports on Form 8-K...................21

              Signature.......................................................22

                         Part 1. Financial Information

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                  (Unaudited)
                                                       June 30,     December 31,
                                                         1995          1994
                                                         ----          ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $  19,279,642  $  14,662,147

RENT AND OTHER RECEIVABLES                               274,910        292,061

NOTES RECEIVABLE, net of allowance for credit
   losses of $2,838,245 in 1995 and $1,575,000
   in 1994                                             3,354,290      2,781,432

AIRCRAFT at cost, net of accumulated depreciation
   of $89,424,915 in 1995 and $90,004,933 in 1994     84,469,978     91,954,354

AIRCRAFT INVENTORY                                       748,252        848,613

OTHER ASSETS                                              29,770         29,770
                                                   -------------  -------------

                                                   $ 108,156,842  $ 110,568,377
                                                   =============  =============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $      74,555  $     702,841

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                            75,038         38,663

LESSEE SECURITY DEPOSITS                                 173,978        171,140

MAINTENANCE RESERVES                                     821,059        722,690

DEFERRED INCOME                                          642,742        642,742
                                                   -------------  -------------

        Total Liabilities                              1,787,372      2,278,076
                                                   -------------  -------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (1,139,102)    (1,119,868)
   Limited Partners, 499,997 units
      issued and outstanding                         107,508,572    109,410,169
                                                   -------------  -------------

        Total Partners' Capital                      106,369,470    108,290,301
                                                   -------------  -------------

                                                   $ 108,156,842  $ 110,568,377
                                                   =============  =============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                            Three Months Ended            Six Months Ended
                                                  June 30,                    June 30,
                                            1995          1994           1995          1994
                                            ----          ----           ----          ----
REVENUES:
   Rent from operating leases           $ 4,419,855   $ 3,545,395    $ 6,053,355   $ 7,193,395
   Interest                                 463,247       195,828        753,211       365,309
   Other                                        960          --          219,131         5,860
                                        -----------   -----------    -----------   -----------

          Total Revenues                  4,884,062     3,741,223      7,025,697     7,564,564
                                        -----------   -----------    -----------   -----------

EXPENSES:
   Depreciation                           2,792,188     2,833,719      5,712,571     5,667,437
   Management fees to general partner       209,454       168,270        288,879       341,670
   Operating                                 10,449       926,996         24,472     3,646,213
   Administration and other                  82,792        57,151        142,845       109,605
                                        -----------   -----------    -----------   -----------

          Total Expenses                  3,094,883     3,986,136      6,168,767     9,764,925
                                        -----------   -----------    -----------   -----------

NET INCOME (LOSS)                       $ 1,789,179   $  (244,913)   $   856,930   $(2,200,361)
                                        ===========   ===========    ===========   ===========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                  $   142,878   $   310,018    $   258,542   $   602,930
                                        ===========   ===========    ===========   ===========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                  $ 1,646,301   $  (554,931)   $   598,388   $(2,803,291)
                                        ===========   ===========    ===========   ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                     $      3.29   $     (1.11)   $      1.19   $     (5.61)
                                        ===========   ===========    ===========   ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)



                                         Year Ended December 31, 1994 and
                                           Six Months Ended June 30, 1995

                                        General       Limited
                                        Partner       Partners         Total

Balance, December 31, 1993          $    (948,683) $ 126,344,962  $ 125,396,279

   Net income (loss)                    1,217,696     (4,434,868)    (3,217,172)

   Cash distributions to partners      (1,388,881)   (12,499,925)   (13,888,806)
                                    -------------  -------------  -------------

Balance, December 31, 1994             (1,119,868)   109,410,169    108,290,301

   Net income (loss)                      258,542        598,388        856,930

   Cash distributions to partners        (277,776)    (2,499,985)    (2,777,761)
                                    -------------  -------------  -------------

Balance, June 30, 1995              $  (1,139,102) $ 107,508,572  $ 106,369,470
                                    =============  =============  =============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Six Months Ended June 30,

                                                          1995          1994
                                                          ----          ----
OPERATING ACTIVITIES:
 Net income (loss)                                   $    856,930  $ (2,200,361)
 Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                        5,712,571     5,667,437
    Changes in operating assets and liabilities:
      Decrease (increase) in rent and other
         receivables                                       17,151      (104,077)
      Increase in other assets                               --            (382)
      Increase (decrease) in payable to affiliates       (628,286)       28,670
      Increase (decrease) in accounts payable
         and accrued liabilities                           36,375    (2,552,450)
      Increase (decrease) in lessee security
         deposits                                           2,838       (20,611)
      Increase in maintenance reserves                     98,369       859,627
                                                     ------------  ------------

         Net cash provided by operating activities      6,095,948     1,677,853
                                                     ------------  ------------

INVESTING ACTIVITIES:
 Increase in notes receivable                                --      (2,177,533)
 Principal payments on notes receivable                 1,198,947       256,000
 Net proceeds from sale of aircraft inventory             100,361       171,225
                                                     ------------  ------------
         Net cash provided by (used in)
           investing activities                         1,299,308    (1,750,308)
                                                     ------------  ------------

FINANCING ACTIVITIES:
 Cash distributions to partners                        (2,777,761)   (6,944,403)
                                                     ------------  ------------

         Net cash used in financing activities         (2,777,761)   (6,944,403)
                                                     ------------  ------------

CHANGES IN CASH AND CASH
 EQUIVALENTS AND SHORT-TERM
 INVESTMENTS                                            4,617,495    (7,016,858)

CASH AND CASH EQUIVALENTS AND
 SHORT-TERM INVESTMENTS AT
 BEGINNING OF PERIOD                                   14,662,147    22,445,083
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                       $ 19,279,642  $ 15,428,225
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

Aircraft and Depreciation - The aircraft are recorded at cost, which includes acquisition costs. Depreciation to an estimated residual value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture. Depreciation in the year of acquisition was calculated based upon the number of days that the aircraft were in service.

The Partnership periodically reviews the estimated realizability of the residual values at the end of each aircraft's economic life based on estimated residual values obtained from an independent party which provides current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual, or decrease in the projected remaining economic life, the depreciation expense over the projected remaining life of the aircraft is increased. If the projected net income generated from the lease (projected rental revenue, net of management fees, less adjusted depreciation and an allocation of estimated administrative expense) results in a net loss, that loss will be recognized currently. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value. A further adjustment is made for those aircraft, if any, that require substantial maintenance work.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Financial  Accounting  Pronouncements  - The  Partnership  adopted  Statement of
Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118 as of January 1, 1995. SFAS No. 114 and SFAS No. 118 require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Partnership had previously measured the allowance for credit losses using methods similar to that prescribed in SFAS No. 114. As a result, no additional provision was required by the adoption of this pronouncement. The Partnership has recorded an allowance for credit losses equal to the full amount of the following impaired loan as a result of issues regarding its collection due to cash flow deficiencies of the lessee. The Partnership recognizes revenue on this loan only as payments are received.

As discussed in Note 4, the Deferral  Agreement with Trans World Airlines,  Inc.
(TWA) provides for a deferral of certain rents due the Partnership. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses will be reduced by the principal portion of payments received which commenced May 31, 1995. In addition, the Partnership recognizes rental revenue and interest revenue as payments are received. The deferred rents and corresponding allowance for credit losses were $2,838,245 and $1,575,000 as of June 30, 1995 and December 31, 1994, respectively.

Reclassification - Certain 1994 balances have been reclassified to conform to the 1995 presentation.


2. Continental Airlines, Inc. (Continental) and Continental Micronesia, Inc. (Continental Micronesia) Cost Sharing Agreements

In accordance with the Continental and Continental Micronesia cost-sharing agreements as discussed in the Form 10-K, in January 1994, the Partnership financed $2,177,533 to Continental and Continental Micronesia for new image modifications, which is being repaid with interest over the lease terms of the three aircraft. The Partnership has received all scheduled principal and interest payments due from Continental and Continental Micronesia through June 30, 1995. The aggregate note receivable balance as of June 30, 1995 and December 31, 1994 was $1,532,092 and $1,764,167, respectively.


3.       Promissory Note from ALG, Inc. (ALG)

One hushkit set from the aircraft formerly leased to Pan American World Airways, Inc. was sold in January 1993 to ALG for a net sales price of $1,750,000. ALG paid cash for a portion of the sales price and issued an 11% interest-bearing promissory note for the balance of $1,132,363, which specified 23 equal monthly payments and a balloon payment of $897,932 due in January 1995. ALG paid to the Partnership $19,138 of the balloon payment in January 1995, originating an event of default under the note. The Partnership and ALG subsequently restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1995 of $254,733, eleven monthly payments of $25,600 beginning in February 1995, and a balloon payment in January 1996 of $416,631. The Partnership has received all scheduled renegotiated payments due from ALG through June 30, 1995. The note receivable balances as of June 30, 1995 and December 31, 1994 were $534,302 and $890,265, respectively.


4.       TWA Reorganization

As part of the TWA lease extensions negotiated in 1991, the Partnership agreed to share the cost of meeting certain Airworthiness Directives after TWA successfully reorganized. The agreement stipulated that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the applicable lease. Pursuant to this cost-sharing agreement, since TWA emerged from its reorganization proceedings in 1993, expenses totaling $6.3 million have been offset against rental payments ($2.7 million in 1993 and $3.6 million in 1994). Under the terms of this agreement, TWA may offset an additional $2.7 million against rental payments, subject to annual limitations, over the remaining lease terms.

In October 1994, TWA notified its creditors, including the Partnership, of another proposed restructuring of its debt. Subsequently, GE Capital Aviation Services, Inc. (GECAS) which, as discussed in the Form 10-K, now provides certain management services to the Partnership's general partner, Polaris Investment Management Corporation (PIMC), among others, negotiated a standstill arrangement, as set forth in a letter agreement dated December 16, 1994 (the Deferral Agreement), with TWA for the 46 aircraft that are managed by GECAS, 18 of which are owned by the Partnership. As required by its terms, the Deferral Agreement (which has since been amended as discussed below) was approved by PIMC on behalf of the Partnership with respect to the Partnership's aircraft.

The Deferral Agreement provided for (i) a moratorium on all the rent due to the Partnership in November 1994 and on 75% of the rents due to the Partnership from December 1994 through March 1995, and (ii) all of the deferred rents, together with interest thereon, to be repaid in monthly installments beginning in May 1995 and ending in December 1995. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The Partnership will not recognize either the $1.575 million rental amount deferred in 1994 or the $2.025 million rental amount deferred during the first quarter of 1995 as rental revenue until it is received. The Partnership has received all scheduled rent payments beginning in April 1995 and all scheduled deferred rental payments beginning in May 1995, including interest at a rate of 12% per annum, from TWA through June 30, 1995 and has recognized $761,755 of the deferred rents as rental revenue in the second quarter of 1995. The balance of the deferred rents due from TWA as of June 30, 1995 was $2,838,245.

In consideration for the partial rent moratorium described above, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $218,171 in January 1995 as its share of such payment by TWA. This amount was recognized as other revenue in the accompanying statement of operations for the six months ended June 30, 1995. In addition, TWA agreed to issue warrants to the Partnership for such amount of TWA Common Stock as would have a value (based on the projected balance sheet provided by TWA in connection with the Deferral Agreement) on December 31, 1997, on a fully diluted basis, equal to the total amount of rent deferred (which agreement has since been revised, as discussed below). The Partnership has not currently recognized these stock warrants in its financial statements as the warrants have not been issued by TWA and their ultimate value cannot currently be accurately estimated.

In order to resolve certain issues that arose after the execution of the Deferral Agreement, TWA and GECAS entered into a letter agreement dated June 27, 1995, pursuant to which they agree to amend certain provisions of the Deferral Agreement (as so amended, the Amended Deferral Agreement). The effect of the Amended Deferral Agreement, which has been approved by PIMC with respect to the Partnership's aircraft, is that TWA, in addition to agreeing to repay the deferred rents to the Partnership, agreed (i) to a fixed payment amount (payable in warrants, the number of which will be determined by formula) in consideration for the aircraft owners' agreement to defer rent under the Deferral Agreement, and, (ii) to the extent the market value of the warrants is less than the payment amount, to supply maintenance services to the aircraft owners having a value equal to such deficiency. The payment amount is to be determined by subtracting certain maintenance reimbursements owed to TWA by certain aircraft owners, including the Partnership, from the aggregate amount of deferred rents. The amount of such maintenance reimbursement has not been finally determined. The market value of the warrants will be determined by reference to the market price of the underlying TWA Common Stock calculated with reference to the period falling from 120 days to 210 days after the effective date of TWA's plan of reorganization.

The Amended Deferral Agreement further provided that if the confirmation date of TWA's plan of reorganization occurred before September 30, 1995, TWA would accelerate repayment of all deferred amounts and repay 50% of such amounts on the plan confirmation date, and the remaining 50% on September 30, 1995. Moreover, TWA agreed that, upon filing of its prepackaged plan, it would take all reasonable steps to implement the terms of the Amended Deferral Agreement and would immediately assume all of the Partnership's leases. TWA also agreed that, not withstanding the 60-day cure period provided by section 1110 U.S.
Bankruptcy Code, it would remain current on the performance of its obligations under the leases, as amended by the Amended Deferral Agreement.

On June 30, 1995, TWA filed its prepackaged Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Eastern District of Missouri. As discussed in Note 9, the Bankruptcy Court confirmed TWA's plan of reorganization on August 4, 1995. While TWA has committed to an uninterrupted flow of lease payments, along with full repayment of the deferred rents by the end of September 1995, there is no assurance that TWA will continue to honor its obligations in the future.


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

The deferred rents are being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases. The deferred rents were recognized as revenue in the period earned. Payments on the deferred rents are current, and at present, the Partnership considers these deferred rents to be collectible. The unpaid balances of the deferred rents, which are reflected as rents receivable in the June 30, 1995 and December 31, 1994 balance sheets, were $154,718 and $182,982, respectively. The line of credit, which was advanced to Viscount in full during 1994, is being repaid by Viscount over a 30-month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balances, which are reflected as notes receivable in the June 30, 1995 and December 31, 1994 balance sheets, were $108,279 and $127,000, respectively.

Viscount is presently past due on certain rent payments due the Partnership in April and May 1995. The past due payments aggregate approximately $65,600 and are included in rents receivable in the June 30, 1995 balance sheet. The Partnership considers these past due amounts to be collectible. At the present time, the Partnership is considering a restructuring of Viscount's financial obligations to the Partnership, which would require Viscount to remain current on its existing monthly obligations and permit a deferral of the past-due portion of the April and May 1995 obligations. In the interim, beginning in June 1995, Viscount has undertaken to pay in full, by the end of each month, the current month's obligations by making partial periodic payments during that month. Viscount is presently current on these periodic payments. Any agreement for a further deferral as well as any failure by Viscount to perform its financial obligations with the Partnership will have an adverse effect on the Partnership's financial position.

6.       Sale of Aircraft to American International Airways, Inc. (AIA)

The Partnership sold one Boeing 727-200 aircraft and hushkit, formerly leased to Delta Airlines Inc., to AIA in February 1995 for a sales price of $1,771,805. The Partnership recorded no gain or loss on the sale as the sales price equalled the net book value of the aircraft and hushkit. The Partnership agreed to accept payment of the sales price in 36 monthly installments of $55,000, with interest at a rate of 7.5% per annum, beginning in March 1995. The Partnership recorded a note receivable for the sales price and has received all scheduled principal and interest payments due from AIA through June 30, 1995. The note receivable balance as of June 30, 1995 was $1,179,617.


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


8.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:
                                                  Payments for
                                               Three Months Ended   Payable at
                                                  June 30, 1995    June 30, 1995
                                                   -------------   -------------

Aircraft Management Fees                              $ 211,366      $   8,806

Out-of-Pocket Administrative Expense
    Reimbursement                                        49,964         64,825

Out-of-Pocket Maintenance and
    Remarketing Expense Reimbursement                     1,185            924
                                                      ---------      ---------

                                                      $ 262,515      $  74,555
                                                      =========      =========

9.      Subsequent Event

TWA Reorganization - On August 4, 1995, the Bankruptcy Court confirmed TWA's plan of reorganization. The confirmation order remains subject to appeal for ten days at which time it will become final. The plan will become effective after the confirmation order becomes final and certain other conditions precedent are satisfied. It is anticipated that the Plan of Reorganization will become effective in late August 1995. Pursuant to the Amended Deferral Agreement, on the confirmation date of the plan, August 4, 1995, the Partnership received a payment of $1,217,989 from TWA which represented fifty percent (50%) of the deferred rent outstanding plus interest as of such date. The remaining balance of deferred rent plus interest is due by September 30, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund II (the Partnership) owns a portfolio of 23 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 30 aircraft. The portfolio consists of one Boeing 737-200 Combi aircraft leased to Northwest Territorial Airways, Ltd. (NWT), 17 McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc. (TWA), one Boeing 737-200 aircraft leased to Viscount Air Services, Inc. (Viscount), two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia) and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). One engine owned by Polaris Aircraft Income Fund I is leased to Viscount through a joint venture with the Partnership. The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft have been disassembled for sale of their component parts as discussed in the Partnership's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K). The Partnership sold one Boeing 727-200 aircraft, formerly leased to Delta Airlines, Inc. (Delta), in February 1995.


Remarketing Update

Remarketing of Boeing 737-200 Combi Aircraft - The lease of one Boeing 737-200 Combi aircraft to NWT expires in October 1995. The Partnership is currently remarketing this aircraft for re-lease.


Partnership Operations

The Partnership recorded net income of $1,789,179, or $3.29 per limited partnership unit, for the three months ended June 30, 1995, compared to a net loss of $244,913, or $1.11 per unit, for the same period in 1994. The Partnership recorded net income of $856,930, or $1.19 per limited partnership unit, for the six months ended June 30, 1995, compared to a net loss of $2,200,361, or $5.61 per unit, for the same period in 1994.

The net loss for the three and six months ended June 30, 1994 resulted primarily from maintenance expenses incurred from the Partnership's leases to TWA. As described in Note 4 to the financial statements, the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) after TWA successfully reorganized in 1993. The agreement stipulates that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the leases. In accordance with the cost sharing agreement, during the three and six months ended June 30, 1994, the Partnership recognized as operating expense $900,000 and $2.7 million, respectively, of these AD expenses. No operating expense was recognized for these ADs during the first two quarters of 1995.

Operating results for the three and six months ended June 30, 1995 were negatively impacted by a decrease in rental revenue recognized from the leases with TWA. As discussed in Note 4 to the financial statements, the Partnership reached an Amended Deferral Agreement with TWA in June 1995, which provides for a moratorium on the rent due the Partnership in November 1994 and on 75% of the rents due the Partnership from December 1994 through March 1995. The deferred rents, which aggregate $3.6 million plus interest at a rate of 12% per annum, are being repaid by TWA beginning in May 1995 and ending in September 1995. The Partnership will not recognize the deferred rent as rental revenue until it is received, including $2,025,000 deferred in the six months ended June 30, 1995.

TWA began repaying the deferred amounts in May 1995 and the Partnership recognized rental revenue from these deferred rental payments of $761,755 during the second quarter of 1995. Partially offsetting the decline in rental revenue during the six months ended June 30, 1995 as compared to the same period in 1994, the Partnership received $218,171 as consideration for the agreement with TWA. The Partnership recognized the $218,171 as other revenue during the first quarter of 1995.

As discussed below and in Note 5 to the financial statements, as a result of the uncertainty over Viscount's future performance, the Partnership has begun a market evaluation for the Boeing 737-200 aircraft currently on lease to Viscount. Should the Partnership determine that it is in its best interest to repossess the aircraft and prepare it for lease to another operator, the negative effects on the Partnership's operating results and liquidity could be significant.

Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement will be adopted by the Partnership as of January 1, 1996 and will be applied prospectively. Management is gathering information and evaluating the requirements of the Statement, but has not determined the impact of its application on the Partnership's financial position or results of operations.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from NWT, Continental and Continental Micronesia. As discussed in the Form 10-K, the Partnership entered into an agreement with Viscount in July 1994 under which it agreed to defer certain rents due the Partnership on one aircraft. These deferred rents, which aggregate $196,800, are being repaid by Viscount with interest over the remaining term of the lease through November 1997. The deferred rents were recognized as revenue in the period earned. Payments on the deferred rents are current, and at present, the Partnership considers these deferred rents to be collectible. The agreement with Viscount also stipulates that the Partnership advance Viscount up to $127,000, primarily for maintenance expenses incurred by Viscount relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $127,000 during 1994 which is being repaid by Viscount with interest over a 30-month period beginning in January 1995.

Viscount is presently past due on certain rent payments due the Partnership in April and May 1995. The past due payments aggregate approximately $65,600 and are included in rents receivable in the June 30, 1995 balance sheet. The Partnership considers these past due amounts to be collectible. The Partnership is considering a restructuring of Viscount's financial obligations to the Partnership, which would require Viscount to remain current on its existing monthly obligations and permit a deferral of the past-due portion of the April and May 1995 obligations. In the interim, beginning in June 1995, Viscount has undertaken to pay in full, by the end of each month, the current month's obligations by making partial periodic payments during that month. Viscount is presently current on these periodic payments. Any agreement for a further deferral as well as any failure by Viscount to perform its financial obligations with the Partnership will have an adverse effect on the Partnership's financial position.

As previously discussed, the Partnership and TWA agreed to defer certain rents due the Partnership totaling $3.6 million, to be repaid by TWA, with interest beginning in May 1995 and ending in September 1995. Until the deferred rents are repaid by TWA in full, the negative impact on the Partnership's cash flows is significant.

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

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances, if any, remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserve balances aggregate $821,059 as of June 30, 1995.

Payments of $82,698 and $100,361 have been received during the three and six months ended June 30, 1995, respectively, from the sale of inventoried parts from the six disassembled aircraft and have been applied against aircraft inventory. The Partnership's cash reserves are being retained to cover the Partnership's normal operating and administrative expenses and to meet obligations under the TWA, Continental and Continental Micronesia lease agreements.

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1995 and 1994 were $1,249,992, or $2.50 per limited partnership unit and $3,124,981 or $6.25 per unit, respectively. Cash distributions to limited partners during the six months ended June 30, 1995 and 1994 were $2,499,985, or $5.00 per limited partnership unit and $6,249,962 or $12.50 per unit, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements; the receipt of rental payments from NWT, TWA, Viscount, Continental and Continental Micronesia; the receipt of the deferred rental payments from TWA; the receipt of the deferred rental payments and financing payments from Viscount; the receipt of modification financing payments from Continental and Continental Micronesia; the receipt of renegotiated promissory note payments from ALG; the receipt of sales proceeds from AIA; and, the receipt of payments generated from the aircraft disassembly process.

Industry Effects on the Partnership's Aircraft

As discussed in Note 1 to the financial statements, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life. For any downward adjustment in estimated residual value, depreciation expense over the projected remaining life of the aircraft is increased. If the increase in depreciation expense for on-lease aircraft causes the projected future net income generated from the lease to result in a net loss, that loss will be recognized currently as additional depreciation expense. The Partnership made downward adjustments to the estimated residual value of three of its on-lease aircraft as of December 31, 1994. As a result of these adjustments to the estimated residual values, the Partnership will recognize increased depreciation expense of approximately $843,000 per year beginning in 1995 through the end of the projected economic lives of the aircraft. The increased depreciation expense over the projected remaining lives of these aircraft caused the future projected net income generated from the lease (projected rental revenue, net of management fees, less adjusted depreciation and an allocation of estimated administrative expense) to result in a net loss. The Partnership recognized approximately $515,000, or $1.02 per limited Partnership unit, of this net loss as increased depreciation expense as of December 31, 1994.

                           Part II. Other Information


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1994 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q for the period ended March 31, 1995, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Pan American World Airways, Inc. (Pan Am) - As discussed in the Partnership's 1990 and 1991 Forms 10-K, Pan Am commenced reorganization proceedings under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on January 8, 1991, and, on November 8, 1991, the Partnership filed a proof a claim in Pan Am's bankruptcy proceeding to recover damages for lost rent and for Pan Am's failure to meet return conditions with respect to the Partnership's aircraft on lease to Pan Am. Pan Am's reorganization under Chapter 11 was ultimately unsuccessful, and Pan Am ceased operations in December 1991. On July 10, 1995, Pan Am entered into a proposed Stipulation and Order with the Partnership pursuant to which Pan Am agreed to allow the Partnership $2.5 million as an administrative expense priority claim and $56 million as a general unsecured claim. This Stipulation and Order remains subject to approval by the Bankruptcy Court, and a hearing on the matter has been set for August 17, 1995.

Trans World Airlines, Inc. (TWA) - On June 30, 1995, TWA filed a reorganization proceeding under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri. The filing by TWA is characterized as a pre-packaged bankruptcy, and no interruption in rent payments by TWA is expected. Immediately before the filing, the Partnership and TWA entered into an Amended Deferral Agreement in anticipation of the filing by TWA. Pursuant to the Amended Deferral Agreement, TWA has agreed to accelerate the payment of certain rental amounts that were previously deferred and has also agreed to perform certain maintenance for the benefit of the Partnership. At the time of filing, TWA was current in its rent payments to the Partnership as set forth in the Amended Deferral Agreement. TWA's plan of reorganization, in which TWA confirmed all of its leases with the Partnership, was confirmed by the Bankruptcy Court on August 4, 1995.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. - Prudential Securities, Inc. has reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris aircraft Income Funds I - VI, their general partner Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts.

Other Proceedings - Item 10 in Part III of the Partnership's 1994 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, where the Partnership is named as a defendant, the Partnership is not a party to these actions. In Novak, a derivative action, the Partnership is named as a defendant for procedural purposes, but the plaintiffs in such lawsuit do not seek an award from the Partnership. Except as described below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

Adams, et al. v. Prudential Securities, Inc., et al. - The Judicial Panel conditionally transferred the action to the Multi-District Litigation filed in the United States District Court for the Southern District of New York, which is described in Item 10 of Part III of the Partnership's 1994 Form 10-K. Defendants time to answer or otherwise respond to the complaint has been extended by the court until 20 days after the Judicial Panel determines whether to transfer the case to the Multi-District Litigation.

Moross, et al. v. Polaris Holding Company, et al. - On April 11, 1995, the action was transferred to the Multi-District Litigation described in Item 10 of
Part III of the Partnership's 1994 Form 10-K. On April 20, 1995, the parties stipulated that defendants need not answer or otherwise respond to the complaint at this time.

Kahn v. Polaris Holding Company, et al. - On April 18, 1995, the action was discontinued without prejudice.

Novak, et al. v. Polaris Holding Company, et al. - On July 7, 1995, defendants filed briefs in support of their appeal from that portion of the trial court's order denying the motion to dismiss.

Cohen, et al. v. J.B. Hanauer & Company, et al. - On June 7, 1995, plaintiffs filed an amended complaint which did not include as defendants General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company, thus effectively dismissing without prejudice the case against these entities.

Bashein, et al. v. Kidder, Peabody & Company Inc., et al. - As previously disclosed in the Partnership's 1994 Form 10-K and first quarter 1995 Form 10-Q, a purported class action entitled Cohen, et al. v. Kidder Peabody & Company Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit In And For Palm Beach County, Florida on January 12, 1995, and on March 31, 1995, the case was removed to the United States District Court for the Southern
District of Florida. An amended class action complaint (the "amended complaint"), which re-named this action as Bashein, et al. v. Kidder, Peabody & Company Inc., et al., was filed on June 12, 1995. The amended complaint names Kidder, Peabody & Company Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund
VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper.
Defendants moved to dismiss the amended complaint on June 26, 1995. The Partnership is not named as a defendant in this action.

B & L Industries, Inc., et al. v. Polaris Holding Company, et al. - On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al.
v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The complaint sets forth various causes of action purportedly arising out of the public offerings of Polaris Aircraft Income Fund III and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. The Partnership is not named as a defendant in this action.

Item 5.       Other Information


Directors and Officers

James W. Linnan, 53, has assumed the position of Director and President of PIMC effective March 31, 1995. Mr. Linnan has served PIMC in various capacities since April 1979, most recently as Vice President.

Effective July 31, 1995, Eric Dull resigned as Director of PIMC.

Richard L. Blume, 53, has assumed the position of Secretary of PIMC effective May 1, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GE Capital Aviation Services, Inc. (GECAS). Prior to joining GECAS, Mr. Blume was counsel at GE Aircraft Engines since 1987.

Norman Liu, 37, has assumed the position of Vice President of PIMC effective May 1, 1995 and has assumed the position of Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President, Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for Transportation and Industrial Funding Corporation (TIFC). Mr. Liu was also at Kidder, Peabody as a managing director.

Edward Sun, 45, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Managing Director, Structured Finance of GECAS. Prior to joining GECAS, Mr. Sun held various positions with TIFC since 1990.



Selected Financial Data
                                              For the years ended December 31,

                                            1994   1993    1992    1991    1990
                                            ----   ----    ----    ----    ----
Cash Distributions per Limited
Partnership Unit                         $ 25.00 $ 20.00 $ 25.00 $ 35.00 $ 64.39

Amount of Cash Distributions
Included Above Representing
a Return of Capital on a Generally
Accepted Accounting Principle
Basis per Limited Partnership Unit *     $ 25.00 $ 20.00 $ 25.00 $ 35.00 $ 27.66

* The portion of such distributions which represents a return of capital on an economic basis will depend in part on the residual sale value of the Partnership's aircraft and thus will not be ultimately determinable until the Partnership disposes of its aircraft. However, such portion may be significant and may equal, exceed or be smaller than the amount shown in the above table.

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

                                      POLARIS AIRCRAFT INCOME FUND II,
                                      A California Limited Partnership
                                              (Registrant)
                                       By: Polaris Investment
                                           Management Corporation,
                                           General Partner




         August 9, 1995                     By: /S/James F. Walsh
- --------------------------------                -----------------
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