Form 10-Q
period 1995-09-30
POLARIS AIRCRAFT INCOME FUND II
filed 1995-11-13
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------

                                    FORM 10-Q
                           ---------------------------



            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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








                       This document consists of 20 pages.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

          FORM 10-Q - For the Quarterly Period Ended September 30, 1995




                                      INDEX


Part I.       Financial Information                                         Page

   Item 1.      Financial Statements

                a)  Balance Sheets - September 30, 1995 and
                    December 31, 1994..........................................3

                b)  Statements of Operations - Three Months and
                    Nine Months Ended September 30, 1995 and 1994..............4

                c)  Statements of Changes in Partners' Capital
                    (Deficit) - Year Ended December 31, 1994
                    and Nine Months Ended September 30, 1995...................5

                d)  Statements of Cash Flows - Nine Months
                    Ended September 30, 1995 and 1994..........................6

                e)  Notes to Financial Statements..............................7

   Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................13



Part II.      Other Information

   Item 1.      Legal Proceedings.............................................17

   Item 5.      Other Information.............................................19

   Item 6.      Exhibits and Reports on Form 8-K..............................19

   Signature..................................................................20

                          Part 1. Financial Information

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                 September 30,      December 31,
                                                     1995               1994
                                                     ----               ----
ASSETS:

CASH AND CASH EQUIVALENTS                        $  23,742,751    $  14,662,147

RENT AND OTHER RECEIVABLES                             259,183          292,061

NOTES RECEIVABLE, net of allowance
   for credit losses of $1,192,427
   in 1995 and $1,575,000 in 1994                    3,018,747        2,781,432

AIRCRAFT at cost, net of accumulated
   depreciation of $92,217,103 in 1995
   and $90,004,933 in 1994                          81,677,790       91,954,354

AIRCRAFT INVENTORY                                     427,797          848,613

OTHER ASSETS                                            85,417           29,770
                                                 -------------    -------------

                                                 $ 109,211,685    $ 110,568,377
                                                 =============    =============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                            $     246,360    $     702,841

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                          85,923           38,663

LESSEE SECURITY DEPOSITS                               175,433          171,140

MAINTENANCE RESERVES                                   576,146          722,690

DEFERRED INCOME                                        642,742          642,742
                                                 -------------    -------------

        Total Liabilities                            1,726,604        2,278,076
                                                 -------------    -------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                  (1,127,958)      (1,119,868)
   Limited Partners, 499,997 units
      issued and outstanding                       108,613,039      109,410,169
                                                 -------------    -------------

        Total Partners' Capital                    107,485,081      108,290,301
                                                 -------------    -------------

                                                 $ 109,211,685    $ 110,568,377
                                                 =============    =============

        The accompanying notes are an integral part of these statements.


                                  POLARIS AIRCRAFT INCOME FUND II,
                                  A California Limited Partnership

                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                             Three Months Ended         Nine Months Ended
                                                September 30,              September 30,
                                                -------------              -------------

                                             1995           1994          1995           1994
                                             ----           ----          ----           ----
REVENUES:
   Rent from operating leases           $  5,303,518   $  3,657,700   $ 11,356,873   $ 10,851,095
   Interest                                  457,691        220,442      1,210,902        585,751
   Other                                      91,093           --          310,224          5,860
                                        ------------   ------------   ------------   ------------

           Total Revenues                  5,852,302      3,878,142     12,877,999     11,442,706
                                        ------------   ------------   ------------   ------------

EXPENSES:
   Depreciation                            2,992,188      2,833,719      8,704,759      8,501,156
   Management fees to general partner        250,689        173,885        539,568        515,555
   Operating                                  25,643         12,270         50,115      3,658,483
   Administration and other                   79,290         54,335        222,135        163,940
                                        ------------   ------------   ------------   ------------

           Total Expenses                  3,347,810      3,074,209      9,516,577     12,839,134
                                        ------------   ------------   ------------   ------------

NET INCOME (LOSS)                       $  2,504,492   $    803,933   $  3,361,422   $ (1,396,428)
                                        ============   ============   ============   ============

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                  $    150,032   $    320,506   $    408,574   $    923,436
                                        ============   ============   ============   ============

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                  $  2,354,460   $    483,427   $  2,952,848   $ (2,319,864)
                                        ============   ============   ============   ============

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                     $       4.71   $       0.97   $       5.90   $      (4.64)
                                        ============   ============   ============   ============


               The accompanying  notes are an integral part of these statements.

                                                 4

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                         Year Ended December 31, 1994 and
                                       Nine Months Ended September 30, 1995
                                       ------------------------------------

                                       General       Limited
                                       Partner       Partners        Total
                                       -------       --------        -----

Balance, December 31, 1993         $   (948,683) $ 126,344,962  $ 125,396,279

   Net income (loss)                  1,217,696     (4,434,868)    (3,217,172)

   Cash distributions to partners    (1,388,881)   (12,499,925)   (13,888,806)
                                   ------------   ------------   ------------

Balance, December 31, 1994           (1,119,868)   109,410,169    108,290,301

   Net income                           408,574      2,952,848      3,361,422

   Cash distributions to partners      (416,664)    (3,749,978)    (4,166,642)
                                   ------------   ------------   ------------

Balance, September 30, 1995       $  (1,127,958) $ 108,613,039  $ 107,485,081
                                   ============   ============   ============


        The accompanying notes are an integral part of these statements.


                               POLARIS AIRCRAFT INCOME FUND II,
                               A California Limited Partnership

                                   STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                         Nine Months Ended September 30,
                                                         ------------------------------

                                                                1995            1994
                                                                ----            ----
OPERATING ACTIVITIES:
    Net income (loss)                                      $  3,361,422    $ (1,396,428)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation                                            8,704,759       8,501,156
      Changes in operating assets and liabilities:
         Decrease (increase) in rent and other
           receivables                                           32,878        (210,364)
         Increase in other assets                               (55,647)           --
         Increase (decrease) in payable to affiliates          (456,481)         75,599
         Increase (decrease) in accounts payable
           and accrued liabilities                               47,260      (2,524,574)
         Increase (decrease) in lessee security deposits          4,293         (19,602)
         Increase (decrease) in maintenance reserves           (146,544)        939,571
                                                           ------------    ------------

           Net cash provided by operating activities         11,491,940       5,365,358
                                                           ------------    ------------

INVESTING ACTIVITIES:
    Increase in notes receivable                                   --        (2,284,848)
    Principal payments on notes receivable                    1,534,490         398,902
    Net proceeds from sale of aircraft inventory                220,816         250,127
                                                           ------------    ------------
           Net cash provided by (used in)
              investing activities                            1,755,306      (1,635,819)
                                                           ------------    ------------

FINANCING ACTIVITIES:
    Cash distributions to partners                           (4,166,642)    (10,416,604)
                                                           ------------    ------------

           Net cash used in financing activities             (4,166,642)    (10,416,604)
                                                           ------------    ------------

CHANGES IN CASH AND CASH
    EQUIVALENTS AND SHORT-TERM
    INVESTMENTS                                               9,080,604      (6,687,065)

CASH AND CASH EQUIVALENTS AND
    SHORT-TERM INVESTMENTS AT
    BEGINNING OF PERIOD                                      14,662,147      22,445,083
                                                           ------------    ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                          $ 23,742,751    $ 15,758,018
                                                           ============    ============

                The accompanying notes are an integral part of these statements.

                                                6

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

As discussed in Note 4, the Deferral  Agreement with Trans World Airlines,  Inc.
(TWA) provides for a deferral of certain rents due the Partnership. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses will be reduced by the principal portion of payments received which commenced May 31, 1995. In addition, the Partnership recognizes the deferred rental revenue and interest revenue as payments are received. The deferred rents and corresponding allowance for credit losses were $1,192,427 and $1,575,000 as of September 30, 1995 and December 31, 1994, respectively.

Reclassification - Certain 1994 balances have been reclassified to conform to the 1995 presentation.


2. Continental Airlines, Inc.(Continental)and Continental Micronesia,Inc. (Continental Micronesia) Cost Sharing Agreements

In accordance with the Continental and Continental Micronesia cost-sharing agreements as discussed in the Form 10-K, in January 1994, the Partnership financed $2,177,533 to Continental and Continental Micronesia for new image modifications, which is being repaid with interest over the lease terms of the three aircraft. The Partnership has received all scheduled principal and interest payments due from Continental and Continental Micronesia through September 30, 1995. The aggregate note receivable balance as of September 30, 1995 and December 31, 1994 was $1,412,077 and $1,764,167, respectively.


3.       Promissory Note from ALG, Inc. (ALG)

One hushkit set from the aircraft formerly leased to Pan American World Airways, Inc. was sold in January 1993 to ALG for a net sales price of $1,750,000. ALG paid cash for a portion of the sales price and issued an 11% interest-bearing promissory note for the balance of $1,132,363, which specified 23 equal monthly payments and a balloon payment of $897,932 due in January 1995. ALG paid to the Partnership $19,138 of the balloon payment in January 1995, originating an event of default under the note. The Partnership and ALG subsequently restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1995 of $254,733, eleven monthly payments of $25,600 beginning in February 1995, and a balloon payment in January 1996 of $416,631. The Partnership has received all scheduled renegotiated payments due from ALG through September 30, 1995. The note receivable balances as of September 30, 1995 and December 31, 1994 were $474,221 and $890,265, respectively.


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

The Deferral Agreement provided for (i) a moratorium on all the rent due to the Partnership in November 1994 and on 75% of the rents due to the Partnership from December 1994 through March 1995, and (ii) all of the deferred rents, together with interest thereon, to be repaid in monthly installments beginning in May 1995 and ending in December 1995. The repayment schedule was subsequently accelerated upon confirmation of TWA's bankruptcy plan. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The Partnership will not recognize either the $1.575 million rental amount deferred in 1994 or the $2.025 million rental amount deferred during the first quarter of 1995 as rental revenue until the deferred rents are received. The Partnership has received all scheduled rent payments beginning in April 1995 and all scheduled deferred rental payments beginning in May 1995, including interest at a rate of 12% per annum, from TWA and has recognized $2,407,573 of the deferred rents as rental revenue in the second and third quarters of 1995. The balance of the deferred rents due from TWA on September 30, 1995 was $1,192,427 which was paid to the Partnership on October 2, 1995 as discussed in
Note 10.

In consideration for the partial rent moratorium described above, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $218,171 in January 1995 as its share of such payment by TWA. This amount was recognized as other revenue in the accompanying statement of operations for the nine months ended September 30, 1995. In addition, TWA agreed to issue warrants to the Partnership for such amount of TWA Common Stock as would have a value (based on the projected balance sheet provided by TWA in connection with the Deferral Agreement) on December 31, 1997, on a fully diluted basis, equal to the total amount of rent deferred (which agreement has since been revised, as discussed below). The Partnership has not currently recognized these stock warrants in its financial statements as the warrants had not been issued by TWA as of September 30, 1995. As discussed in Note 10, the Partnership received the warrants from TWA in November 1995.

In order to resolve certain issues that arose after the execution of the Deferral Agreement, TWA and GECAS entered into a letter agreement dated June 27, 1995, pursuant to which they agreed to amend certain provisions of the Deferral Agreement (as so amended, the Amended Deferral Agreement). The effect of the Amended Deferral Agreement, which has been approved by PIMC with respect to the Partnership's aircraft, is that TWA, in addition to agreeing to repay the deferred rents to the Partnership, agreed (i) to a fixed payment amount (payable in warrants, the number of which will be determined by formula) in consideration for the aircraft owners' agreement to defer rent under the Deferral Agreement, and, (ii) to the extent the market value of the warrants is less than the payment amount, to supply maintenance services to the aircraft owners having a value equal to such deficiency. The payment amount is to be determined by subtracting certain maintenance reimbursements owed to TWA by certain aircraft owners, including the Partnership, from the aggregate amount of deferred rents. The amount of such maintenance reimbursement has not been finally determined. The value of the maintenance reimbursement will be determined by the market value of the warrants by reference to the market price of the underlying TWA Common Stock calculated with reference to the period falling from 120 days to 210 days after the effective date of TWA's plan of reorganization.

TWA agreed that, upon filing of its prepackaged plan, it would take all reasonable steps to implement the terms of the Amended Deferral Agreement and would immediately assume all of the Partnership's leases. TWA also agreed that, not withstanding the 60-day cure period provided by section 1110 of the U.S. Bankruptcy Code, it would remain current on the performance of its obligations under the leases, as amended by the Amended Deferral Agreement.

On June 30, 1995, TWA filed its prepackaged Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Eastern District of Missouri. On August 4, 1995, the Bankruptcy Court confirmed TWA's plan of reorganization, which became effective on August 23, 1995. Pursuant to the Amended Deferral Agreement, on the confirmation date of the plan, August 4, 1995, the Partnership received a payment of $1,217,989 from TWA which represented fifty percent (50%) of the deferred rent outstanding plus interest as of such date. The remaining balance of deferred rent plus interest was due September 30, 1995. As discussed in Note 10, the payment due from TWA on September 30, 1995 was paid to the Partnership on October 2, 1995. While TWA has committed to an uninterrupted flow of lease payments, there is no assurance that TWA will continue to honor its obligations in the future.


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

The deferred rents are being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases. The deferred rents were recognized as revenue in the period earned. Payments on the deferred rents are current, and at present, the Partnership considers these deferred rents to be collectible. The unpaid balances of the deferred rents, which are reflected as rents receivable in the September 30, 1995 and December 31, 1994 balance sheets, were $140,267 and $182,982, respectively. The line of credit, which was advanced to Viscount in full during 1994, is being repaid by Viscount over a 30-month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balances, which are reflected as notes receivable in the September 30, 1995 and December 31, 1994 balance sheets, were $96,609 and $127,000, respectively.

Viscount is presently past due on certain rent payments due the Partnership in April and May 1995. The past due payments aggregate $65,600 and are included in rents receivable in the September 30, 1995 balance sheet. The Partnership considers these past due amounts to be collectible. At the present time, the Partnership is continuing its discussions with Viscount to restructure certain of Viscount's financial obligations to the Partnership, which would require Viscount to remain current on its existing monthly obligations and permit a deferral of the past- due portion of the April and May 1995 obligations. In the interim, beginning in June 1995, Viscount has undertaken to pay in full, by the end of each month, the current month's obligations by making partial periodic payments during that month. Viscount is presently current on these periodic payments. Any failure by Viscount to perform its financial obligations with the Partnership will have an adverse effect on the Partnership's financial position.

6.       Sale of Aircraft to American International Airways, Inc. (AIA)

The Partnership sold one Boeing 727-200 aircraft and hushkit, formerly leased to Delta Airlines Inc. (Delta), to AIA in February 1995 for a sales price of $1,771,805. The Partnership recorded no gain or loss on the sale as the sales price equaled the net book value of the aircraft and hushkit. The Partnership agreed to accept payment of the sales price in 36 monthly installments of $55,000, with interest at a rate of 7.5% per annum, beginning in March 1995. The Partnership recorded a note receivable for the sales price and has received all scheduled principal and interest payments due from AIA through September 30, 1995. The note receivable balance as of September 30, 1995 was $1,035,840. In addition, during the third quarter of 1995, the Partnership recognized $91,093 as other revenue certain maintenance reserves that were previously paid to the Partnership by Delta.


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


8.       Aircraft Inventory

During the third quarter of 1995, the Partnership recorded a downward adjustment of $200,000 to aircraft inventory to reflect the current estimate of net realizable aircraft inventory value. This adjustment is reflected as increased depreciation expense in the accompanying statement of operations.


9.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                         Payments for
                                       Three Months Ended      Payable at
                                       September 30, 1995   September 30, 1995
                                       ------------------   ------------------

Aircraft Management Fees                      $302,579          $ 12,564

Out-of-Pocket Administrative
 Expense Reimbursement                          94,215            61,141

Out-of-Pocket Operating and
 Remarketing Expense Reimbursement              32,192           172,655
                                              --------          --------

                                              $428,986          $246,360
                                              ========          ========




10.     Subsequent Events

TWA Reorganization - On October 2, 1995, TWA paid to the Partnership $1,237,425, which represented the remaining balance of the deferred rent with interest which was due September 30, 1995 as discussed in Note 4. The Partnership will record rental and interest revenue from this payment in the fourth quarter of 1995.

TWA Stock Warrants - In November 1995, the Partnership received warrants to purchase 227,133 shares of TWA Common Stock at an exercise price of $.01 per share as discussed in Note 4. The exercise period expires August 22, 1996. The market value of the warrants at the time of receipt was approximately $1.7 million.

Return of Boeing 737-200 Combi Aircraft - The lease of one Boeing 737-200 Combi aircraft to NWT was scheduled to expire in October 1995. As specified in the lease, NWT was required to perform certain maintenance work on the aircraft prior to its return. NWT returned the aircraft to the Partnership on October 26, 1995 without performing the required maintenance work which constituted a default under the lease. Rent on aircraft will continue to accrue until NWT satisfies their obligations under the lease. The Partnership estimates the cost to perform the required maintenance work to be approximately $1,079,000 which NWT is required to pay to the Partnership in lieu of performing the required maintenance work. The Partnership is currently marketing this aircraft for sale or re-lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund II (the Partnership) owns a portfolio of 23 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 30 aircraft. The portfolio consists of 17 McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc. (TWA), one Boeing 737-200 aircraft leased to Viscount Air Services, Inc. (Viscount), two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia) and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). The Partnership owns one Boeing 737-200 Combi aircraft leased to Northwest Territorial Airways, Ltd. (NWT), which, as discussed below, was returned to the Partnership in October 1995 and is being marketed for sale or re-lease. One engine owned by Polaris Aircraft Income Fund I is leased to Viscount through a joint venture with the Partnership. The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft have been disassembled for sale of their component parts as discussed in the Partnership's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K). The Partnership sold one Boeing 727-200 aircraft, formerly leased to Delta Airlines, Inc., in February 1995.


Remarketing Update

Return of Boeing 737-200 Combi Aircraft - The lease of one Boeing 737-200 Combi aircraft to NWT was scheduled to expire in October 1995. As specified in the lease, NWT was required to perform certain maintenance work on the aircraft prior to its return. NWT returned the aircraft to the Partnership on October 26, 1995 without performing the required maintenance work which constituted a default under the lease. Rent on aircraft will continue to accrue until NWT satisfies their obligations under the lease. The Partnership estimates the cost to perform the required maintenance work to be approximately $1,079,000 which NWT is required to pay to the Partnership in lieu of performing the required maintenance work. The Partnership is currently marketing this aircraft for sale or re-lease.


Partnership Operations

The Partnership recorded net income of $2,504,492, or $4.71 per limited partnership unit, for the three months ended September 30, 1995, compared to net income of $803,933, or $0.97 per unit, for the same period in 1994. The Partnership recorded net income of $3,361,422 or $5.90 per limited partnership unit, for the nine months ended September 30, 1995, compared to a net loss of $1,396,428, or $4.64 per unit, for the same period in 1994.

The net loss for the nine months ended September 30, 1994 resulted primarily from maintenance expenses incurred from the Partnership's leases to TWA. As described in Note 4 to the financial statements, the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) after TWA successfully reorganized in 1993. The agreement stipulates that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the leases. In accordance with the cost sharing agreement, during the nine months ended September 30, 1994, the Partnership recognized as operating expense $2.7 million of these AD expenses. No operating expense was recognized for these ADs during the first three quarters of 1995.

Operating results improved for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of higher revenues, combined with lower operating expenses, as discussed above. Total revenues in 1995 increased as a result of increased rental revenue, interest revenue and other revenue recognized primarily from the leases with TWA. As discussed in
Note 4 to the financial statements, the Partnership reached an Amended Deferral Agreement with TWA in June 1995, which provided for a moratorium on the rent due the Partnership in November 1994 and on 75% of the rents due the Partnership from December 1994 through March 1995. The deferred rents, which totaled $3.6 million plus interest at a rate of 12% per annum, were repaid by TWA beginning in May 1995 and ending in October 1995. The Partnership does not recognize the deferred rent as rental revenue until the deferred amounts are received, including $2,025,000 deferred in the first three months of 1995. TWA began repaying the deferred amounts with interest in May 1995. The Partnership recognized rental revenue from these deferred rental payments of $1,654,547 and $2,407,573 during the three and nine months ended September 30, 1995, respectively. Further impacting the increase in total revenues during the nine months ended September 30, 1995 as compared to the same period in 1994, the Partnership received $218,171 as consideration for the agreement with TWA. The Partnership recognized the $218,171 as other revenue during the first quarter of 1995.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement will be adopted by the Partnership as of January 1, 1996 and will be applied prospectively. Management is gathering information and evaluating the requirements of the Statement, but has not determined the impact of its application on the Partnership's financial position or results of operations.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from NWT, Continental and Continental Micronesia through September 30, 1995. As discussed above and in Notes 4 and 10 to the financial statements, TWA repaid its deferred rents with interest beginning in May 1995. The Partnership received the final payment from TWA of $1,237,425 on October 2, 1995. In November 1995, the Partnership received warrants to purchase 227,133 shares of TWA Common Stock at an exercise price of $.01 per share. The exercise period expires August 22, 1996. The market value of the warrants at the time of receipt was approximately $1.7 million. While TWA has committed to an uninterrupted flow of lease payments, there is no assurance that TWA will continue to honor its obligations in the future. Any failure by TWA to perform its financial obligations with the Partnership will have an adverse effect on the Partnership's financial position.

As discussed above and in the Form 10-K, during 1994 and 1993 TWA offset a total of $6.3 million against rental payments due the Partnership for expenses TWA incurred for certain ADs on the Partnership's aircraft. TWA may offset rental payments due the Partnership for the ADs up to an additional $2.7 million, subject to annual limitations, over the lease terms.

As discussed in the Form 10-K and in Note 5 to the financial statements, the Partnership entered into an agreement with Viscount in July 1994 under which it agreed to defer certain rents due the Partnership on one aircraft. These deferred rents, which aggregate $196,800, are being repaid by Viscount with interest over the remaining term of the lease through November 1997. The deferred rents were recognized as revenue in the period earned. Payments on the deferred rents are current, and at present, the Partnership considers these deferred rents to be collectible. The agreement with Viscount also stipulates that the Partnership advance Viscount up to $127,000, primarily for maintenance expenses incurred by Viscount relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $127,000 during 1994 which is being repaid by Viscount with interest over a 30-month period beginning in January 1995.

Viscount is presently past due on certain rent payments due the Partnership in April and May 1995. The past due payments aggregate $65,600 and are included in rents receivable in the September 30, 1995 balance sheet. The Partnership considers these past due amounts to be collectible. At the present time, the Partnership is continuing its discussions with Viscount to restructure certain of Viscount's financial obligations to the Partnership, which would require Viscount to remain current on its existing monthly obligations and permit a deferral of the past- due portion of the April and May 1995 obligations. In the interim, beginning in June 1995, Viscount has undertaken to pay in full, by the end of each month, the current month's obligations by making partial periodic payments during that month. Viscount is presently current on these periodic payments. Any failure by Viscount to perform its financial obligations with the Partnership will have an adverse effect on the Partnership's financial position.

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

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances, if any, remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserve balances aggregate $576,146 as of September 30, 1995.

Payments of $120,455 and $220,816 have been received during the three and nine months ended September 30, 1995, respectively, from the sale of inventoried parts from the six disassembled aircraft and have been applied against aircraft inventory. The Partnership's cash reserves are being retained to cover the Partnership's normal operating and administrative expenses and to meet obligations under the TWA, Continental and Continental Micronesia lease agreements.

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1995 and 1994 were $1,249,993, or $2.50 per limited partnership unit and $3,124,981 or $6.25 per unit, respectively. Cash distributions to limited partners during the nine months ended September 30, 1995 and 1994 were $3,749,978, or $7.50 per limited partnership unit and $9,374,944 or $18.75 per unit, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements; the receipt of rental payments from TWA, Viscount, Continental and Continental Micronesia; the receipt of the deferred rental payments and financing payments from Viscount; the receipt of modification financing payments from Continental and Continental Micronesia; the receipt of renegotiated promissory note payments from ALG; the receipt of sales proceeds from AIA; the receipt of payments from NWT in lieu of meeting aircraft return conditions; and, the receipt of payments generated from the aircraft disassembly process.

                           Part II. Other Information


Item 1.         Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1994 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Reports to the SEC on Form 10-Q for the period ended March 31, 1995 and the period ended June 30, 1995, respectively, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Pan American World Airways, Inc. (Pan Am) - At a hearing held on August 17, 1995, the Bankruptcy Court approved the Stipulation and Order by which Pan Am agreed to allow the Partnership $2.5 million as an administrative expense priority claim and $56 million as a general unsecured claim.

Trans World Airlines, Inc. (TWA) - TWA has emerged from its bankruptcy proceeding and has repaid all outstanding rent deferrals in accordance with its commitment to the Partnership and in accordance with its plan of reorganization. TWA has since remained current on all of its payment obligations to the Partnership.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. - Prudential Securities, Inc. has reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I - VI, their general partner Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the remaining defendants (with the exception of Prudential Securities, Inc. which had previously settled) entered into a settlement with the plaintiffs.

Adams, et al. v. Prudential Securities, Inc., et al. - The Judicial Panel has transferred the action to the Multi-District Litigation filed in the United States District Court for the Southern District of New York, which is described in Item 10 of Part III of the Partnership's 1994 Form 10-K.

Scott v. Prudential Securities, Inc. et al. - On or around August 15, 1995, a complaint entitled Mary C. Scott v. Prudential Securities Inc. et al. was filed in the Court of Common Pleas, County of Summit, Ohio. The complaint names as defendants Prudential Securities Inc., the Partnership, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, P-Bache/A.G. Spanos Genesis Income Partners LP 1, Prudential-Bache Properties, Inc., A.G. Spanos Residential Partners - 86, Polaris Securities Corporation and Robert Bryan Fitzpatrick. Plaintiff alleges claims of fraud and violation of Ohio securities law arising out of the public offerings of the Partnership, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, and P-Bache/A.G. Spanos Genesis Income Partners LP 1. Plaintiff seeks compensatory damages, general, consequential and incidental damages, punitive damages, rescission, costs, attorneys' fees and other and further relief as the Court deems just and proper. On September 15, 1995, defendants removed this action to the United States District Court, Eastern District of Ohio. On September 18, 1995, defendants sought the transfer of this action to the Multi-District Litigation and sought a stay of all proceedings by the district court, which stay was granted on September 25, 1995. The Judicial Panel conditionally transferred this action to the Multi-District Litigation on October 13, 1995.

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

Bashein, et al. v. Kidder, Peabody & Company Inc., et al. - On October 2, 1995, the Court denied the defendants' motion to dismiss.

B & L Industries, Inc., et al. v. Polaris Holding Company, et al. - On October 2, 1995, defendants moved to dismiss the complaint.

Harrison v. General Electric Company, et al. - On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund IV. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In re: Prudential Securities Limited Partnerships (Multi-District Litigation) - Prudential Securities, Inc. on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800- 327-3664, or write to the Claims Administrator at:

                Prudential Securities Limited Partnerships
                Litigation Claims Administrator
                P.O. Box 9388
                Garden City, New York  11530-9388

Item 5.         Other Information


Directors and Officers

James F. Walsh resigned as Chief Financial Officer of Polaris Investment Management Corporation (PIMC) effective October 9, 1995. Marc A. Meiches, 42, has assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the position of Executive Vice President and Chief Financial Officer of General Electric Capital Aviation Services, Inc. (GECAS). Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.



Item 6.         Exhibits and Reports on Form 8-K


a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        27.  Financial Data Schedule (Filed electronically only)

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

                                       POLARIS AIRCRAFT INCOME FUND II,
                                       A California Limited Partnership
                                       (Registrant)
                                       By:       Polaris Investment
                                                 Management Corporation,
                                                 General Partner




         November 9, 1995              By:      /S/Marc A. Meiches
----------------------------------              ------------------
                                                Mark A. Meiches
                                                Chief Financial Officer
                                                (principal financial officer and
                                                principal accounting officer of
                                                Polaris Investment Management
                                                Corporation, General Partner of
                                                the Registrant)