Form 10-K
period 1995-12-31
POLARIS AIRCRAFT INCOME FUND II
filed 1996-03-29
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         -------------------------------


                                    FORM 10-K

                         -------------------------------


            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 1995

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                        For the transition period from to

                           Commission File No. 33-2794

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           California                                          94-2985086
           ----------                                          ----------
(State or other jurisdiction of                          (IRS Employer I.D. No.)
incorporation or organization)

201 Mission Street,  27th Floor,  San Francisco, California             94105
-----------------------------------------------------------           ----------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code:   (415) 284-7400

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

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1995.

                    Documents incorporated by reference: None

                       This document consists of 54 pages.

                                     PART I

Item 1.         Business

The principal objectives of Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership), are to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-II was organized as a California limited partnership on June 27, 1984 and will terminate no later than December 2010.

PAIF-II has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other limited partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the general partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance, sell and remarket aircraft for their own accounts and for existing aircraft and aircraft leasing programs managed by them. Further, GECAS provides a significant range of management services to GPA Group plc, a public limited company organized in Ireland, together with its consolidated subsidiaries (GPA), which acquires, leases and sells aircraft. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the general partner, its affiliates, and GPA.

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to Trans World Airlines, Inc. (TWA), Viscount Air Services, Inc. (Viscount), Continental Micronesia, Inc. (Continental Micronesia) and Continental Airlines, Inc. (Continental) as of December 31, 1995. As discussed in Items 7 and 8, Viscount defaulted on certain payments due to the Partnership. Viscount was then notified on January 9, 1996 that the Partnership had elected to terminate the lease (which is disputed by Viscount). Viscount subsequently filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (Items 3, 7 and 8) and the Partnership's aircraft is currently in the possession of Tucson Aerospace, a maintenance facility located in Arizona, as discussed below. Viscount's ultimate compliance or non-compliance with end of lease maintenance return conditions may require the Partnership to evaluate whether a sale or a re-lease of the Partnership's aircraft would be most beneficial for the Partnership's unit holders. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership may incur maintenance, remarketing, transition and legal costs related to the Partnership's aircraft.

                                                     Scheduled
                                          Number of    Lease
Lessee              Aircraft Type         Aircraft   Expiration  Renewal Options
------              -------------         --------   ----------  ---------------
TWA           McDonnell Douglas DC-9-30      16        2/98 (1)       none
              McDonnell Douglas DC-9-40       1       11/98 (1)       none
              McDonnell Douglas DC-9-30       1       11/98 (1)       none

Viscount      Boeing 737-200                  1       11/97 (2)       none

Continental   Boeing 727-200 Advanced         1        4/98 (3)       none

Continental
Micronesia    Boeing 727-200 Advanced         2        4/98 (4)       none

(1) TWA may specify a lease expiration date for each aircraft up to six months before the date shown, provided the average date for the 16 aircraft is February 1998, and the average expiration date for the remaining two aircraft is November 1998. The TWA leases were modified in 1991. The leases for the 16 aircraft were extended for an aggregate of 75 months beyond the initial lease expiration date in November 1991 at approximately 46% of the original lease rates. The leases for the remaining two aircraft were extended for 72 months beyond the initial lease expiration dates in November 1992 at approximately 42% of the original lease rates. The Partnership also agreed to share in the costs of certain Airworthiness Directives
           (ADs). If such costs are incurred by TWA, they will be credited against rental payments, subject to annual limitations with a maximum of $500,000 per aircraft over the lease terms.

           As discussed in Item 7, in October 1994, TWA notified its creditors, including the Partnership, of a proposed restructuring of its debt. Subsequently, GECAS negotiated a standstill agreement with TWA which was approved on behalf of the Partnership by PIMC. That agreement provided for a moratorium of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995. The deferred rents, which aggregated $3.6 million, plus interest were repaid in monthly installments beginning in May 1995 through October 1995. The Partnership received as consideration for the agreement $218,071 and warrants for TWA Common Stock (Item 7).

(2)        This aircraft was previously on lease to SABA Airlines,  S.A. (SABA).
           The lease rate to Viscount was approximately 56% of the prior lease rate. Items 3, 7 and 8 contain additional discussions of the Viscount default, lease termination notification and Viscount's subsequent bankruptcy filing.

           During 1995, Viscount delivered the aircraft to Tucson Aerospace, a maintenance facility located in Arizona, to perform a heavy maintenance check on the aircraft. The Partnership has paid to Tucson Aerospace approximately $565,000 from maintenance reserves and cash reserves for this aircraft as progress payments on this maintenance check. Work on the maintenance check was suspended prior to the filing of the Chapter 11 petition by Viscount. Tucson Aerospace asserts that Viscount owes it approximately $866,000 for work done on the aircraft. The aircraft is currently in the possession of Tucson Aerospace and it may assert a lien against the aircraft to secure payment of its claim. In addition, a third party vendor, who claims it provided personnel to work on the aircraft, is asserting a claim against Tucson Aerospace and a lien against the aircraft in the amount of $720,000. Another third party vendor, which claims it provided inspectors, is claiming $185,000 from Tucson Aerospace. The Partnership has been in discussions with the various parties to resolve these disputes and is currently evaluating all of its options, including alternative procedures to obtain repossession of this aircraft.

(3) This aircraft, previously on lease to Alaska Airlines, Inc. (Alaska), was leased to Continental in April 1993. The lease rate is approximately 55% of the prior lease rate. The lease stipulates that Continental may assign the lease to its affiliate Continental Micronesia under certain conditions. The lease also stipulates that the Partnership will reimburse costs for cockpit modifications up to $600,000, C-check labor costs up to $300,000 and the actual cost of C-check parts for the aircraft. In addition, the Partnership will provide financing up to $815,000 for new image modifications to be repaid with interest over the lease term. In accordance with the cost sharing agreement, in January 1994, the Partnership reimbursed Continental $600,000 for cockpit modifications and $338,189 for C-check labor and parts. In addition, the Partnership financed

           $719,784 for new image modifications, which is being repaid with interest over the lease term of the aircraft. The lease also stipulates that the Partnership share in the cost of meeting certain ADs, which cannot be estimated at this time.

(4) These two aircraft, previously on lease to Alaska, were leased to Continental Micronesia in May and June 1993. The lease rates are approximately 55% of the prior lease rates. The leases stipulate that the Partnership will reimburse costs for cockpit modifications up to $600,000 per aircraft, C-check labor costs up to $300,000 for one of the aircraft and the actual cost of C-check parts for one of the aircraft. In addition, the Partnership will provide financing up to $815,000 for new image modifications to be repaid with interest over the lease term for each aircraft. In accordance with the cost sharing agreement, in January 1994, the Partnership reimbursed Continental (on behalf of its affiliate Continental Micronesia) $1.2 million for cockpit modifications and $404,136 for C-check labor and parts. In addition, the Partnership financed $1,457,749 for new image modifications, which is being repaid with interest over the lease terms of the aircraft. The leases also stipulate that the Partnership share in the cost of meeting certain ADs, which cannot be estimated at this time.

The Partnership transferred six Boeing 727-200 aircraft, formerly leased to Pan American World Airways, Inc. (Pan Am), to aircraft inventory in 1992. These aircraft were disassembled for sale of their component parts as discussed in
Note 5 to the financial statements (Item 8). The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit (described below), formerly leased to Delta Airlines, Inc. (Delta), to American International Airways, Inc. (AIA) in February 1995 as discussed in Item 7.

The lease of one Boeing 737-200 Combi aircraft to Northwest Territorial Airways, Ltd. (NWT) expired in October 1995. As specified in the lease, NWT was required to perform certain maintenance work on the aircraft prior to its return. NWT returned the aircraft without performing the required maintenance work, which constituted a default under the lease. The Partnership and NWT subsequently reached an agreement by which NWT paid to the Partnership in December 1995 approximately $457,000 and the Partnership was entitled to retain NWT's security deposit of approximately $101,000 in lieu of NWT's performing the required maintenance work on the aircraft. The airframe and one engine from this aircraft were subsequently sold to Westjet Airlines, Ltd. (Westjet) in March 1996 as discussed in Items 7 and 8. The Partnership is currently remarketing the remaining engine for sale.

Industry-wide, approximately 475 commercial aircraft are currently available for sale or lease, approximately 125 less than a year ago. From 1991 through 1994, depressed demand for air travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following two years of good traffic growth accompanied by rising yields, this trend is improving with new aircraft orders last year exceeding deliveries for the first time since 1990. To date, this recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with noise suppression hardware, commonly known as "hushkits," which, when installed on the aircraft, bring Stage 2 aircraft into compliance with Federal Aviation Administration (FAA) Stage 3 noise restrictions as discussed in the Industry Update section of Item 7. Older Stage 2 narrow-bodies have shown marginal signs of recovery. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft and aircraft inventory, which resulted in an increase in depreciation expense, as discussed in Items 7 and 8. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

Boeing 727-200 Advanced - The Boeing 727 was the first tri-jet introduced into commercial service. The Boeing 727 is a short- to medium-range jet used for trips of up to 1,500 nautical miles. In 1972, Boeing introduced the Boeing 727-200 Advanced model, a higher gross weight version with increased fuel capacity as compared with the non-advanced model. Hushkits which bring the Boeing 727-200 Advanced into compliance with FAA Stage 3 noise restrictions, are now available at an average cost of approximately $2.6 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 727 have been issued to prevent fatigue cracks and control corrosion as discussed in Item 7. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, has improved over the previous year.

Boeing 737-200 - The Boeing 737-200 aircraft was introduced in 1967 and 150 were delivered from 1967 through 1971. This two-engine, two-pilot aircraft provides operators with 107 to 130 seats, meeting their requirements for economical lift in the 1,100 nautical mile range. Hushkits which bring Boeing 737-200 aircraft into compliance with FAA Stage 3 noise restrictions, are now available at a cost of approximately $1.5 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 737 have been issued to prevent fatigue cracks and control corrosion as discussed in Item 7. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, has improved over the previous year.

McDonnell Douglas DC-9-30/40 - The McDonnell Douglas DC-9-30/40 is a short- to medium-range twin-engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with Stage 3 requirements at a cost of approximately $1.7 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to the McDonnell Douglas DC-9 have been issued to prevent fatigue cracks and control corrosion as discussed in Item 7. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, has improved over the previous year.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification as discussed in the Industry Update section of Item 7.


Item 2.         Properties

PAIF-II owns 17 McDonnell Douglas DC-9-30 and one McDonnell Douglas DC-9-40 aircraft leased to TWA, one Boeing 727-200 Advanced aircraft leased to Continental, two Boeing 727-200 Advanced aircraft leased to Continental Micronesia and one Boeing 737-200 aircraft currently in the possession of Tucson Aerospace, a maintenance facility located in Arizona, as discussed in Items 1, 7 and 8. The Partnership's entire fleet consists of Stage 2 aircraft. All leases are operating leases. The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan Am, to aircraft inventory in 1992. These aircraft, which are not included in the following table, have been disassembled for sale of their component parts. The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit in February 1995. The Partnership sold the airframe and one engine from the Boeing 737-200 Combi aircraft in March 1996. The Partnership is currently remarketing the remaining engine for sale or lease.

The following table describes the Partnership's current aircraft portfolio in greater detail:

                                               Year of       Cycles
Aircraft Type                 Serial Number  Manufacture  As of 11/30/95 (1)
-------------                 -------------  -----------  ------------------
Boeing 727-200 Advanced           21426         1977         31,219
Boeing 727-200 Advanced           21427         1977         29,839
Boeing 727-200 Advanced           21947         1979         26,478
Boeing 737-200                    19609         1968         63,364
McDonnell Douglas DC-9-30         47082         1967         74,237
McDonnell Douglas DC-9-30         47096         1967         74,827
McDonnell Douglas DC-9-30         47135         1968         75,617
McDonnell Douglas DC-9-30         47137         1968         74,503
McDonnell Douglas DC-9-30         47249         1968         80,841
McDonnell Douglas DC-9-30         47251         1968         78,987
McDonnell Douglas DC-9-30         47343         1969         77,813
McDonnell Douglas DC-9-30         47345         1969         76,153
McDonnell Douglas DC-9-30         47411         1969         73,554
McDonnell Douglas DC-9-30         47412         1969         73,532
McDonnell Douglas DC-9-30         47027         1967         79,456
McDonnell Douglas DC-9-30         47107         1968         79,422
McDonnell Douglas DC-9-30         47108         1968         76,136
McDonnell Douglas DC-9-30         47174         1968         76,809
McDonnell Douglas DC-9-30         47324         1969         73,349
McDonnell Douglas DC-9-30         47357         1969         73,009
McDonnell Douglas DC-9-30         47734         1977         43,628
McDonnell Douglas DC-9-40         47617         1975         42,691

(1)        Cycle information as of 12/31/95  is not yet available.



Item 3.         Legal Proceedings

Braniff, Inc. (Braniff) Bankruptcy - In September 1989, Braniff filed a petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division. On September 26, 1990 the Partnership filed a proof of claim to recover unpaid rent and other damages, and on November 27, 1990, the Partnership filed a proof of administrative claim to recover damages for detention of aircraft, non-compliance with court orders and post-petition use of engines as well as liquidated damages. On July 27, 1992, the Bankruptcy Court approved a stipulation embodying a settlement among the Partnership, the Braniff creditor committees and Braniff in which it was agreed that the Partnership would be allowed an administrative claim in the bankruptcy proceeding of approximately $230,769. The Partnership has received a check from the bankruptcy estate in full payment of the allowed administrative claim, subject, however, to the requirement of the stipulation that 25% of such proceeds be held in a separate, interest-bearing account pending notification by Braniff that all the allowed administrative claims have been satisfied. In the third quarter of 1994, the Partnership was authorized to release one-half of the 25% portion of the Partnership's administrative claim segregated pursuant to the stipulation approved in 1992. At the end of 1994, the Partnership was advised that the remaining one-half balance of the 25% segregated portion of the administrative claim payment could be released. As the final disposition of the Partnership's claim in the Bankruptcy proceedings, the Partnership was permitted by the Bankruptcy Court to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the FAA noise regulations to operate one Stage 2 aircraft and has been allowed a net remaining unsecured claim of $769,231 in the proceedings. The unsecured claim will not be recorded as revenue by the Partnership until it is received. It cannot be estimated at this time when and if this claim will be paid.

Pan American World Airways, Inc. (Pan Am) - As discussed in the Partnership's 1990 and 1991 Forms 10-K, Pan Am commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on January 8, 1991. On November 8, 1991, the Partnership filed a proof a claim in Pan Am's bankruptcy proceeding to recover damages for lost rent and for Pan Am's failure to meet return conditions with respect to the Partnership's aircraft on lease to Pan Am. Pan Am's reorganization under Chapter 11 was ultimately unsuccessful, and Pan Am ceased operations in December 1991. On July 10, 1995, Pan Am entered into a proposed Stipulation and Order with the Partnership pursuant to which Pan Am agreed to allow the Partnership $2.5 million as an administrative expense priority claim and $56 million as a general unsecured claim. This Stipulation and Order was approved by the Bankruptcy Court, at a hearing held on August 17, 1995. The claims will not be recorded as revenue by the Partnership until they are received. It cannot be estimated at this time when and if these claims will be paid.

Trans World Airlines, Inc. (TWA) - On June 30, 1995, TWA filed a reorganization proceeding under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri. Immediately before the filing, the Partnership and TWA entered into an Amended Deferral Agreement, pursuant to which TWA agreed to bring lease rents current over a period of several months and to confirm all of its leases with the Partnership. As agreed, TWA proposed a plan of reorganization in which, among other things, it confirmed all of its leases with the Partnership, and the plan was confirmed by the Bankruptcy Court on August 4, 1995. TWA has emerged from its bankruptcy proceeding and has repaid all outstanding rent deferrals in accordance with its commitment to the Partnership and in accordance with its plan of reorganization. TWA has since remained current on all of its payment obligations to the Partnership.

Viscount Air Services, Inc. (Viscount) Bankruptcy - On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona. Polaris Holding Company, the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, and Polaris Aircraft Investors XVIII (collectively, Polaris Entities) lease a total of ten aircraft and two spare engines to Viscount. The aggregate outstanding obligations of Viscount to the Polaris Entities is approximately $11.0 million. GE Capital Aviation Services, Inc. (GECAS), as agent for the Polaris Entities, terminated the aircraft and engine leases pre-petition, but Viscount disputes the effectiveness of the termination and currently has possession of the aircraft and engines, with the exception of the Partnership's aircraft, which is currently in the possession of Tucson Aerospace, a maintenance facility located in Arizona. GECAS and Viscount are currently negotiating to determine if they can resolve their differences by agreement. The outcome of this Chapter 11 proceeding cannot be predicted.

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

Riskind,  et al. v.  Prudential  Securities,  Inc., et al. - An action  entitled
Riskind, et al. v. Prudential Securities, Inc., et al. has been filed in the District Court of the 165 Judicial District, Maverick County, Texas. This action is on behalf of over 3,000 individual investors who purchased units in "various Polaris Aircraft Income Funds," including the Partnership. The Partnership and Polaris Investment Management Corporation received service of plaintiffs' second amended original petition and, on June 13, 1994, filed an original answer containing a general denial.

The second amended original petition names the Partnership, Polaris Investment Management Corporation, Prudential Securities, Inc. and others as defendants and alleges that these defendants violated the Texas Securities Act and the Texas Deceptive Trade Practices Act and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act. Kidder, Peabody & Co. was added as an additional defendant by virtue of an Intervenor's Amended Plea in Intervention filed on or about April 7, 1995.

Prudential Securities, Inc. reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. None of the Polaris Aircraft Income Funds were required to contribute to this settlement.

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

Mary C. Scott v. Prudential Securities Inc. et al. - On or around August 15, 1995, a complaint entitled Mary C. Scott v. Prudential Securities Inc. et al. was filed in the Court of Common Pleas, County of Summit, Ohio. The complaint names as defendants Prudential Securities Inc., the Partnership, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, P-Bache/A.G. Spanos Genesis Income Partners LP 1, Prudential-Bache Properties, Inc., A.G. Spanos Residential Partners - 86, Polaris Securities Corporation and Robert Bryan Fitzpatrick. Plaintiff alleges claims of fraud and violation of Ohio securities law arising out of the public offerings of the Partnership, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund VI, and P-Bache/A.G. Spanos Genesis Income Partners LP 1. Plaintiff seeks compensatory damages, general, consequential and incidental damages, punitive damages, rescission, costs, attorneys' fees and other and further relief as the Court deems just and proper. On September 15, 1995, defendants removed this action to the United States District Court, Eastern District of Ohio. On September 18, 1995, defendants sought the transfer of this action to the Multi-District Litigation and sought a stay of all proceedings by the district court, which stay was granted on September 25, 1995. The Judicial Panel transferred this action to the Multi-District Litigation on or about February 7, 1996.

Other Proceedings - Part III, Item 10 discusses certain other actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. With the exception of Novak, et al
v. Polaris Holding Company, et al, where the Partnership is named as a defendant, the Partnership is not a party to these actions. In Novak, a derivative action, the Partnership is named as a defendant for procedural purposes but the plaintiffs in such lawsuit do not seek an award from the Partnership.



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


b)         Number of Security Holders:

                                                        Number of Record Holders
                        Title of Class                  as of December 31, 1995
           -----------------------------                ------------------------

           Limited Partnership Interest:                        16,426
           General Partnership Interest:                             1


c)         Dividends:

           The Partnership distributed cash to partners on a quarterly basis beginning July 1986. Cash distributions to limited partners during 1995 and 1994 totaled $6,874,959 and $12,499,925, respectively. Cash distributions per limited partnership unit were $13.75 and $25.00 in 1995 and 1994, respectively.

Item 6.         Selected Financial Data


                                                           For the years ended December 31,
                                                           --------------------------------
                                   1995              1994               1993               1992                1991
                                   ----              ----               ----               ----                ----
Revenues                       $ 21,093,341     $  14,443,902      $  15,558,866      $  17,990,196      $  29,673,077


Net Income (Loss)                 5,717,065        (3,217,172)            48,114         (1,709,007)        (1,596,956)

Net Income (Loss)
  Allocated to Limited
  Partners                        4,972,468        (4,434,868)          (952,261)        (2,941,785)        (3,330,801)

Net Income (Loss) per
  Limited Partnership Unit             9.94             (8.87)             (1.91)             (5.88)             (6.66)

Cash Distributions per
  Limited Partnership
  Unit                                13.75             25.00              20.00              25.00              35.00

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                   13.75             25.00              20.00              25.00              35.00


Total Assets                    107,820,317       110,568,377        129,706,547        141,436,928        155,052,097

Partners' Capital               106,368,523       108,290,301        125,396,279        136,459,209        152,057,022


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund II (the Partnership) owns a portfolio of 22 used commercial jet aircraft, one spare engine and certain inventoried aircraft parts out of its original portfolio of 30 aircraft. The portfolio consists of 17 McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc. (TWA); one Boeing 737-200 aircraft, previously leased to Viscount Air Services, Inc. (Viscount) which has filed for Chapter 11 bankruptcy protection in January 1996, as discussed below and in Items 3 and 8, is currently in the possession of Tucson Aerospace, a maintenance facility located in Arizona; two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia); and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft have been disassembled for sale of their component parts. The Partnership sold one Boeing 727-200 aircraft, formerly leased to Delta Airlines, Inc. (Delta), in February 1995 as discussed below. The Partnership sold the airframe and one engine from the Boeing 737-200 Combi aircraft, formerly leased to Northwest Territorial Airways, Ltd. (NWT), in March 1996 as discussed below. The Partnership is currently remarketing the remaining engine for sale.


Remarketing Update

Sale of Boeing 727-200 Aircraft - The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit, formerly leased to Delta, to AIA in February 1995 for a sales price of approximately $1.77 million. The Partnership agreed to accept payment of the sales price in 36 monthly installments of $55,000, with interest at a rate of 7.5% per annum, beginning in March 1995.

Sale of Boeing 737-200 Combi Airframe and Engine - In March 1996, the Partnership sold the airframe and one engine from the Boeing 737-200 Combi Aircraft, formerly on lease to NWT, to Westjet Airlines, Ltd. (Westjet). The Partnership is currently remarketing the remaining engine for sale or lease. The security deposit of approximately $88,000, received from Westjet in December 1995, was applied to the sales price of approximately $896,000. The Partnership agreed to accept payment of the balance of the sales price in 22 monthly installments, with interest at a rate of 10% per annum beginning in March 1996.


Partnership Operations

The Partnership recorded net income of $5,717,065, or $9.94 per limited partnership unit for the year ended December 31, 1995, compared a net loss of $3,217,172, or $8.87 per limited partnership unit and net income of $48,114, or an allocated net loss of $1.91 per limited partnership unit, for the years ended December 31, 1994 and 1993, respectively. The net loss in 1994 resulted primarily from a decrease in rental revenue recognized from the Partnership's leases with TWA combined with maintenance expenses incurred from the TWA leases. Further impacting the decline in operating results in 1994 as compared to 1993, depreciation expense was substantially increased in 1994 for declines in the estimated realizable values of the Partnership's aircraft and aircraft inventory, as discussed later in the Industry Update section. The significant improvement in operating results in 1995 was primarily the result of substantially increased revenues combined with lower operating expenses in 1995 as compared to 1994.

Rental  revenues,  net of  related  management  fees,  declined  during  1994 as compared to 1993 primarily as a result of a decrease in rental revenue recognized in 1994 on the Partnership's leases with TWA. In December 1994, GE Capital Aviation Services, Inc. (GECAS) negotiated a standstill agreement with TWA. That agreement provided for a deferral of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995. The Partnership did not recognize the rental amount deferred in 1994 of $1,575,000 as rental revenue until it was received in 1995. The Partnership has received from TWA all scheduled rent payments beginning in April 1995 and all scheduled deferred rental payments beginning in May 1995 through October 1995, including interest at a rate of 12% per annum. The increase in rental revenues in 1995, as compared to 1994, was partially offset by a provision for credit losses of $241,964 recorded in 1995 for certain rent, deferred rent and accrued interest receivables from Viscount as discussed below.

In consideration for the rent deferral, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $218,171 in January 1995 as its share of such payment by TWA. This amount was recognized as other revenue in 1995. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock. The Partnership received warrants to purchase 227,133 shares of TWA Common Stock from TWA in November 1995 and has recognized the net warrant value as of the date of receipt of $1,772,206 as revenue in 1995. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share and has recognized a gain on the value of the warrants of $582,028 in 1995. In addition, the Partnership recognized as other revenue in 1995 payments received from NWT aggregating approximately $647,000 in lieu of NWT performing required maintenance work on the aircraft it was leasing prior to its return to the Partnership. The Partnership also recognized as other revenue in 1995 maintenance reserves aggregating approximately $91,000 that were previously paid to the Partnership by Delta for the aircraft that was sold to AIA in February 1995.

Operating expenses significantly decreased in 1995 as compared to 1994 and 1993. As part of the TWA lease extension in 1991 as discussed in Note 6 to the financial statements (Item 8), the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) after TWA successfully reorganized in 1993. The agreement stipulated that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the leases. In accordance with the cost sharing agreement, the Partnership recognized as operating expense $3.6 million and $2.7 million of these AD expenses during 1994 and 1993, respectively. No operating expenses relating to the TWA aircraft were recognized by the Partnership during 1995.

As discussed later in the Industry Update section, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the adjusted estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $2.4 million and approximately $1.6 million of this deficiency as increased depreciation expense in 1995 and 1994, respectively. The 1995 downward adjustment was the result of the reduction of the net book value to the estimated net realizable value of the Boeing 737-200 Combi aircraft sold to Westjet in 1996 as previously discussed. Approximately $1.03 million of the 1994 adjustment was the result of the reduction of the net book value to the estimated net realizable value of the Boeing 727-200 aircraft sold to AIA in February 1995 as previously discussed.

The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. The Partnership also made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995, 1994 and 1993. For any downward adjustment to the estimated residual values, future depreciation expense over the projected remaining economic life of the aircraft is increased. The Partnership's earnings are impacted by the net effect of the adjustments to the aircraft carrying values recorded in 1995 and 1994 and the downward adjustments to the estimated residual values recorded in 1995, 1994 and 1993 as discussed later in the Industry Update section.


Liquidity and Cash Distributions

Liquidity - The Partnership received all lease payments due from NWT, Continental, Continental Micronesia and TWA. As discussed above, TWA repaid its deferred rents in full with interest by October 1995. The Partnership also received from TWA warrants to purchase 227,133 shares of TWA Common Stock and a payment of $218,171 in consideration for the rent deferral. The Partnership exercised the warrants in 1995 and sold the TWA Common Stock in the first quarter of 1996, net of broker commissions, for $2,406,479.

As  discussed  below,  prior to  January 1, 1996,  the  Partnership  had been in discussions with Viscount to restructure certain of Viscount's existing financial obligations to the Partnership. While such discussions were underway, Viscount had undertaken to pay in full, by the end of each month, beginning in June 1995, the current month's obligations by making partial periodic payments during that month. Viscount is presently in default on its financial obligations to the Partnership, and as discussed below, the aircraft Viscount was leasing is currently in the possession of a maintenance facility located in Arizona. On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. Legal counsel has been retained and the general partner is evaluating the rights, remedies and courses of action available to the Partnership with respect to Viscount's default and bankruptcy filing. All payments due from Viscount may be affected by Viscount's filing for protection under Chapter 11.

As of December 31, 1995, the Partnership's rent, maintenance reserve, loan and interest receivables from Viscount aggregated approximately $336,000. Viscount's failure to perform on its financial obligations with the Partnership is expected to have an adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership may incur maintenance, remarketing, transition and legal costs related to the Partnership's aircraft.

As discussed above, the Partnership agreed to share in the cost of meeting certain ADs with TWA. In accordance with the cost-sharing agreement, TWA may offset up to an additional $2.7 million against rental payments, subject to annual limitations, over the remaining lease terms.

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

ALG, Inc. (ALG) was required to pay the Partnership a balloon payment of $897,932 in January 1995 on their promissory note. ALG paid to the Partnership $19,138 of the balloon payment in January 1995, originating an event of default under the note. The Partnership and ALG subsequently restructured the terms of the promissory note. The renegotiated terms specified payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1995 of $254,733, eleven monthly payments of $25,600 beginning in February 1995, and a balloon payment in January 1996 of $416,631. The Partnership received all scheduled renegotiated payments due from ALG through December 31, 1995. ALG did not pay the balloon payment due in January 1996. The Partnership and ALG once again restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1996 of $135,258 and eleven payments of $27,272 beginning in February 1996 through December 1996. ALG is current on the renegotiated payments.

The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit to AIA in February 1995 as previously discussed. The agreement with AIA specifies payment of the sales price in 36 monthly installments of $55,000 beginning in March 1995. The Partnership has received all scheduled payments due from AIA.

In March 1996, the Partnership sold the airframe and one engine from its Boeing 737-200 Combi aircraft to Westjet as previously discussed. The Partnership received a security deposit of approximately $88,000 from Westjet in December 1995 which was applied to the sales price of approximately $896,000. The Partnership agreed to accept payment of the balance of the sales price in 22 monthly installments, with interest at a rate of 10% per annum beginning in March 1996. The Partnership has received all scheduled payments from Westjet.

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances, if any, remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $179,185 as of December 31, 1995.

Payments of $275,130 have been received during 1995 from the sale of inventoried parts from the six disassembled aircraft. The Partnership is retaining cash reserves  to  meet  obligations  under  the  TWA,  Continental  and  Continental
Micronesia lease agreements and to cover the potential costs that the Partnership may incur relating to the Viscount default and bankruptcy filing, including potential aircraft maintenance, remarketing and transition costs.

Cash Distributions - Cash distributions to limited partners were $6,874,959, $12,499,925 and $9,999,940 in 1995, 1994 and 1993, respectively. Cash distributions per limited partnership unit were $13.75, $25.00 and $20.00 per limited partnership unit in 1995, 1994 and 1993, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements including the potential costs that may be incurred relating to the Viscount default and bankruptcy; the receipt of rental payments from TWA, Continental and Continental Micronesia; the receipt of modification financing payments from Continental and Continental Micronesia; the receipt of sales proceeds from AIA and Westjet; the receipt of renegotiated promissory note payments from ALG; the receipt of payments generated from the aircraft disassembly process; and the receipt of current and delinquent rental and loan payments from Viscount.

TWA Restructuring

In October 1994, TWA notified its creditors, including the Partnership, of another proposed restructuring of its debt. Subsequently, GECAS negotiated a standstill arrangement, as set forth in a letter agreement dated December 16, 1994 (the Deferral Agreement), with TWA for the 46 aircraft that are managed by GECAS, 18 of which are owned by the Partnership. As required by its terms, the Deferral Agreement (which has since been amended as discussed below) was approved by PIMC on behalf of the Partnership with respect to the Partnership's aircraft.

The Deferral Agreement provided for (i) a moratorium on all the rent due to the Partnership in November 1994 and on 75% of the rents due to the Partnership from December 1994 through March 1995, and (ii) all of the deferred rents, together with interest thereon, to be repaid in monthly installments beginning in May 1995 and ending in December 1995. The repayment schedule was subsequently accelerated upon confirmation of TWA's bankruptcy plan. The Partnership recorded a note receivable and corresponding allowance for credit losses equal to the total of the 1994 deferred rents of $1.575 million, the net of which was reflected in the Partnership's 1994 balance sheet (Item 8). The Partnership did not recognize either the $1.575 million rental amount deferred in 1994 or the $2.025 million rental amount deferred during the first quarter of 1995 as rental revenue until the deferred rents were received. The note receivable and corresponding allowance for credit losses were reduced by the principal portion of the payments received. The Partnership received all scheduled rent payments beginning in April 1995 and all scheduled deferred rental payments beginning in May 1995, including interest at a rate of 12% per annum, from TWA and has recognized the $3.6 million deferred rents as rental revenue during 1995. The deferred rents were paid in full by October 1995.

In consideration for the partial rent moratorium described above, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $218,171 in January 1995 as its share of such payment by TWA. This amount was recognized as other revenue in the Partnership's 1995 statement of operations (Item 8). In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock.

In order to resolve certain issues that arose after the execution of the Deferral Agreement, TWA and GECAS entered into a letter agreement dated June 27, 1995, pursuant to which they agreed to amend certain provisions of the Deferral Agreement (as so amended, the Amended Deferral Agreement). The effect of the Amended Deferral Agreement, which was approved by PIMC with respect to the Partnership's aircraft, is that TWA, in addition to agreeing to repay the deferred rents to the Partnership, agreed (i) to a fixed payment amount (payable in warrants, the number of which was determined by a formula) in consideration for the aircraft owners' agreement to defer rent under the Deferral Agreement, and, (ii) to the extent the market value of the warrants is less than the payment amount, to supply maintenance services to the aircraft owners having a value equal to such deficiency. The payment amount was determined by subtracting certain maintenance reimbursements owed to TWA by certain aircraft owners, including the Partnership, from the aggregate amount of deferred rents. The amount of such maintenance reimbursement has not been finally determined.

TWA agreed that, upon filing of its prepackaged plan, it would take all reasonable steps to implement the terms of the Amended Deferral Agreement and would immediately assume all of the Partnership's leases. TWA also agreed that, not withstanding the 60-day cure period provided by section 1110 of the United States Bankruptcy Code, it would remain current on the performance of its obligations under the leases, as amended by the Amended Deferral Agreement.

On June 30, 1995, TWA filed its prepackaged Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Missouri. On August 4, 1995, the Bankruptcy Court confirmed TWA's plan of reorganization, which became effective on August 23, 1995. Pursuant to the Amended Deferral Agreement, on the confirmation date of the plan, August 4, 1995, the Partnership received a payment of $1,217,989 from TWA which represented fifty percent (50%) of the deferred rent outstanding plus interest as of such date. The remaining balance of deferred rent plus interest was paid in full to the Partnership on October 2, 1995. While TWA has committed to an uninterrupted flow of lease payments, there is no assurance that TWA will continue to honor its obligations in the future.

The Partnership received warrants to purchase 227,133 shares of TWA Common Stock from TWA in November 1995 and has recognized the net warrant value as of the date of receipt of $1,772,206 as revenue in the 1995 statement of operations. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share and has recognized a gain on the value of the warrants of $582,028 in the 1995 statement of operations. The TWA Common Stock is classified as trading securities because the Partnership intends to sell the stock in the near term. The fair market value of the TWA stock at December 31, 1995 of $2,356,506 is reflected in the Partnership's December 31, 1995 balance sheet (Item 8). The Partnership sold the TWA Common Stock in the first quarter of 1996, net of broker commissions, for $2,406,479.


Viscount Default and Bankruptcy Filing

In July 1994, the Partnership entered into a restructuring agreement with Viscount to defer certain rents due the Partnership which aggregated $196,800; to extend a line of credit to Viscount for a total of $127,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft; and to give the Partnership the option to acquire approximately 0.6% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $91,000. It was not practicable to estimate the fair value of the stock options as of December 31, 1995, as they are not publicly traded, although Viscount's recent bankruptcy filing would have an adverse impact on the value of the stock options, if any.

The deferred rents, which were being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases, were recognized as revenue in the period earned. The unpaid balances of the deferred rents, which are reflected in rent and other receivables in the December 31, 1995 and 1994 balance sheets (Item 8), were $130,511 and $182,982, respectively. The line of credit, which was advanced to Viscount during 1994, was being repaid by Viscount over a 30-month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balances, which are reflected in notes receivable in the December 31, 1995 and 1994 balance sheets, were $88,641 and $127,000, respectively.

During 1995, the Partnership had been in discussions with Viscount to restructure additional existing financial obligations of Viscount to the Partnership. While such discussions were underway, Viscount had undertaken to pay in full, by the end of each month, beginning in June 1995, the current month's obligations by making partial periodic payments during that month. Viscount is presently in default on these financial obligations to the Partnership. On December 13, 1995, the Partnership issued a notice of default to Viscount demanding, within 10 days, full payment of all delinquent amounts due the Partnership. On January 9, 1996, Viscount was notified that the Partnership had elected to terminate the lease and the Partnership demanded return of the aircraft. On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. As discussed below, Tucson Aerospace, a maintenance facility located in Arizona, presently has possession of the Partnership's aircraft. Legal counsel has been retained and the general partner is evaluating the rights, remedies and courses of action available to the Partnership with respect to Viscount's default and bankruptcy filing. The Partnership has received no additional payments from Viscount subsequent to December 31, 1995.

One of the Partnership's Boeing 737-200 commercial jet aircraft was on lease to Viscount prior to the lease termination notification. As of December 31, 1995, the Partnership's aggregate rent, maintenance reserve, loan and interest receivable from Viscount was approximately $336,000. All payments due from Viscount may be affected by Viscount's filing for protection under Chapter 11.

During 1995, Viscount delivered the aircraft to Tucson Aerospace, a maintenance facility located in Arizona, to perform a heavy maintenance check on the aircraft. The Partnership has paid to Tucson Aerospace approximately $565,000 from maintenance reserves and cash reserves for this aircraft as progress payments on this maintenance check. Work on the maintenance check was suspended prior to the filing of the Chapter 11 petition by Viscount. Tucson Aerospace asserts that Viscount owes it approximately $866,000 for work done on the aircraft. The aircraft is currently in the possession of Tucson Aerospace and it may assert a lien against the aircraft to secure payment of its claim. In addition, a third party vendor, who claims it provided personnel to work on the aircraft, is asserting a claim against Tucson Aerospace and a lien against the aircraft in the amount of $720,000. Another third party vendor, who claims it provided inspectors, is claiming $185,000 from Tucson Aerospace. The Partnership has been in discussions with the various parties to resolve these disputes and is currently evaluating all of its options, including alternative procedures to obtain repossession of this aircraft.

The balance of the line of credit advanced to Viscount in 1994 of $88,641 at December 31, 1995, plus accrued interest, is guaranteed by certain affiliates of the principal shareholder of Viscount and an allowance for credit losses has not been provided for this note. The Partnership has recorded an allowance for credit losses for the remaining unsecured receivable balances from Viscount including the aggregate of the unpaid rents, outstanding deferred rent balance and accrued interest as of December 31, 1995. The aggregate allowance for credit losses of $241,964 for these obligations is reflected in the provision for credit losses in the Partnership's 1995 statement of operations (Item 8). Viscount's failure to perform on its financial obligations with the Partnership is expected to have an adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership may incur maintenance, remarketing, transition and legal costs related to the Partnership's aircraft and engines, which cannot be estimated at this time. The outcome of Viscount's Chapter 11 proceeding cannot be predicted.


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

Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of ADs which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may result in the need for repairs or structural modifications that may not have been required under pre-existing maintenance programs.

In addition, an AD adopted in 1990 requires replacement or modification of certain structural items on a specific timetable. These structural items were formerly subject to periodic inspection, with replacement when necessary. The FAA estimates the cost of compliance with this AD to be approximately $1.0 million and $900,000 per Boeing 727 and Boeing 737 aircraft, respectively, if none of the required work had been done previously. The FAA also issued several ADs in 1993 updating inspection and modification requirements for Boeing 737 aircraft. The FAA estimates the cost of these requirements to be approximately $90,000 per aircraft. In general, the new maintenance requirements must be completed by the later of March 1994, or 75,000 and 60,000 cycles for each Boeing 737 and 727, respectively. A similar AD was adopted on September 24, 1990, applicable to McDonnell Douglas aircraft. The AD requires specific work to be performed at various cycle thresholds between 50,000 and 100,000 cycles, and on specific date or age thresholds. The estimated cost of compliance with all of the components of this AD is approximately $850,000 per aircraft. The extent of modifications required to an aircraft varies according to the level of incorporation of design improvements at manufacture.

In December 1990, the FAA adopted another AD intended to mitigate corrosion of structural components, which would require repeated inspections from 5 years of age throughout the life of an aircraft, with replacement of corroded components as needed. Integration of the new inspections into each aircraft operator's maintenance program was required by December 31, 1991 on Boeing aircraft.

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA during the lease term. An aircraft returned to the Partnership as a result of a lease default would most likely not be returned to the Partnership in compliance with all return conditions required by the lease. The Partnership has agreed to bear a portion of the costs of compliance with certain ADs with respect to the aircraft leased to TWA, Continental and Continental Micronesia, as described in Item 1. In negotiating subsequent leases, market conditions may require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, but which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft industry, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

Aircraft Noise - Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements, subject to the phase-out rules discussed below. Stage 3 aircraft are the most quiet and Stage 3 is the standard for all new aircraft.

On September 24, 1991, the FAA issued final rules on the phase-out of Stage 2 aircraft by the end of this decade. The current U.S. fleet is comprised of approximately 68% Stage 3 aircraft and 32% Stage 2 aircraft. The key features of the rule include:

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

Other countries have also adopted noise policies. The European Union (EU) adopted a non-addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990, with all Stage 2 aircraft phased-out by the year 2002. The International Civil Aviation Organization has also endorsed the phase-out of Stage 2 aircraft on a world-wide basis by the year 2002.

The Partnership's entire fleet consists of Stage 2 aircraft. Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft. However, while technically feasible, hushkits may not be cost effective due to the age of the aircraft and the time required to fully amortize the additional investment. The general partner will evaluate, as appropriate, the potential benefits of installing hushkits on some or all of the Partnership's aircraft. It is unlikely, however, that the Partnership would incur such costs unless they can be substantially recovered through a lease.

Implementation of the Stage 3 standards has adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards after the applicable dates.

Demand for Aircraft - Industry-wide, approximately 475 commercial aircraft are currently available for sale or lease, approximately 125 less than a year ago. From 1991 through 1994, depressed demand for air travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following two years of good traffic growth accompanied by rising yields, this trend is now improving with new aircraft orders last year exceeding deliveries for the first time since 1990. To date, this recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being ungraded with hushkits, whereas older Stage 2 narrow-bodies have shown marginal signs of recovery.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification as previously discussed.

Effects on the Partnership's Aircraft - The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995, 1994 and 1993. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $2.4 million and approximately $1.6 million, or $4.75 and $3.18 per limited Partnership unit, of this deficiency as increased depreciation expense in 1995 and 1994, respectively. The 1995 downward adjustment was the result of the reduction of the net book value to the estimated net realizable value of the Boeing 737-200 Combi aircraft sold to Westjet in 1996. Approximately $1.03 million of the 1994 adjustment was the result of the reduction of the net book value to the estimated net realizable value of the Boeing 727-200 aircraft sold to AIA in February 1995. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying value of the aircraft recorded in 1995 and 1994 (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values recorded in 1995, 1994 and 1993 (which has the effect of increasing future depreciation expense). No additional depreciation expense was recorded in 1993. Therefore, as a result of the downward adjustments to the residual values in 1993, the Partnership is recognizing increased depreciation expense of approximately $514,000 per year beginning in 1994 through the end of the estimated economic lives of the aircraft. The net effect of the 1994 adjustments to the estimated residual values and the adjustments to the carrying value of the aircraft recorded in 1994 is to cause the Partnership to recognize increased depreciation expense of approximately $626,000 per year beginning in 1995 through the end of the estimated economic lives of the aircraft. The net effect of the 1995 adjustments to the estimated residual values and the adjustments to the carrying value of the aircraft recorded in 1995 is to cause the Partnership to recognize increased depreciation expense of approximately $866,000 per year beginning in 1996 through the end of the estimated economic lives of the aircraft.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

SFAS No. 121 states that the fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, i.e., other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and will be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value will be based on the best information available in the circumstances. Pursuant to the statement, the estimate of fair value will consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models, and fundamental analysis.

Beginning in 1996, the Partnership will periodically review its aircraft for impairment in accordance with SFAS No. 121. Using an estimate of the fair value of the Partnership's aircraft to measure impairment may result in greater write-downs than would be recognized under the accounting method currently applied by the Partnership. The Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

To the extent that the Partnership's Boeing and McDonnell Douglas aircraft continue to be adversely affected by industry events, the Partnership will evaluate each aircraft as it comes off lease or is returned to the Partnership to determine whether a re-lease or a sale at the then-current market rates would be most beneficial for unit holders.

Item 8.         Financial Statements and Supplementary Data











                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1995 AND 1994


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the  Partners  of  Polaris  Aircraft  Income  Fund II, A  California  Limited
Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


San  Francisco, California,
  January 31, 1996 (except with
  respect to the matters discussed
  in Note 12 , as to which the
  date is March 22, 1996)

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                                     1995             1994
                                                     ----             ----
ASSETS:

CASH AND CASH EQUIVALENTS                       $  25,884,742    $  14,662,147

MARKETABLE SECURITIES, trading                      2,356,506             --

RENT AND OTHER RECEIVABLES, net of
  allowance for credit losses of $241,964 in
  1995 and $0 in 1994                                   8,965          292,061

NOTES RECEIVABLE, net of allowance for credit
  losses of $0 in 1995 and $1,575,000 in 1994       2,679,486        2,781,432

AIRCRAFT, net of accumulated depreciation of
  $97,407,528 in 1995 and $90,004,933 in 1994      76,487,365       91,954,354

AIRCRAFT INVENTORY                                    373,483          848,613

OTHER ASSETS                                           29,770           29,770
                                                -------------    -------------

                                                $ 107,820,317    $ 110,568,377
                                                =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                           $      92,511    $     702,841

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                          87,356           38,663

SECURITY DEPOSITS                                     450,000          171,140

MAINTENANCE RESERVES                                  179,185          722,690

DEFERRED INCOME                                       642,742          642,742
                                                -------------    -------------

        Total Liabilities                           1,451,794        2,278,076
                                                -------------    -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                  (1,139,155)      (1,119,868)
  Limited Partners, 499,997 units
     issued and outstanding                       107,507,678      109,410,169
                                                -------------    -------------

        Total Partners' Capital                   106,368,523      108,290,301
                                                -------------    -------------

                                                $ 107,820,317    $ 110,568,377
                                                =============    =============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                             1995           1994            1993
                                             ----           ----            ----
REVENUES:
     Rent from operating leases           $16,114,000   $ 12,933,795    $ 14,397,683
     Net loss on sale of equipment               --             --          (513,395)
     Receipt of lessee stock warrants       1,772,206           --              --
     Gain on trading securities               582,028           --              --
     Interest                               1,667,397        820,362         736,719
     Other                                    957,710        689,745         937,859
                                          -----------   ------------    ------------

           Total Revenues                  21,093,341     14,443,902      15,558,866
                                          -----------   ------------    ------------

EXPENSES:
     Depreciation                          13,895,184     13,045,238      11,114,846
     Management fees to general partner       752,384        615,940         685,950
     Provision for credit losses              241,964           --              --
     Operating                                150,161      3,738,938       3,445,325
     Administration and other                 336,583        260,958         264,631
                                          -----------   ------------    ------------

           Total Expenses                  15,376,276     17,661,074      15,510,752
                                          -----------   ------------    ------------

NET INCOME (LOSS)                         $ 5,717,065   $ (3,217,172)   $     48,114
                                          ===========   ============    ============

NET INCOME ALLOCATED TO
     THE GENERAL PARTNER                  $   744,597   $  1,217,696    $  1,000,375
                                          ===========   ============    ============

NET INCOME (LOSS) ALLOCATED
     TO LIMITED PARTNERS                  $ 4,972,468   $ (4,434,868)   $   (952,261)
                                          ===========   ============    ============

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                     $      9.94   $      (8.87)   $      (1.91)
                                          ===========   ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                          General         Limited
                                          Partner        Partners          Total
                                          -------        --------          -----
Balance, December 31, 1992            $  (837,954)   $ 137,297,163    $ 136,459,209

     Net income (loss)                  1,000,375         (952,261)          48,114

     Cash distributions to partners    (1,111,104)      (9,999,940)     (11,111,044)
                                      -----------    -------------    -------------

Balance, December 31, 1993               (948,683)     126,344,962      125,396,279

     Net income (loss)                  1,217,696       (4,434,868)      (3,217,172)

     Cash distributions to partners    (1,388,881)     (12,499,925)     (13,888,806)
                                      -----------    -------------    -------------

Balance, December 31, 1994             (1,119,868)     109,410,169      108,290,301

     Net income                           744,597        4,972,468        5,717,065

     Cash distributions to partners      (763,884)      (6,874,959)      (7,638,843)
                                      -----------    -------------    -------------

Balance, December 31, 1995            $(1,139,155)   $ 107,507,678    $ 106,368,523
                                      ===========    =============    =============

        The accompanying notes are an integral part of these statements.


                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            1995            1994            1993
                                                            ----            ----            ----
OPERATING ACTIVITIES:
  Net income (loss)                                    $  5,717,065    $ (3,217,172)   $     48,114
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                        13,895,184      13,045,238      11,114,846
     Net loss on sale of equipment                             --              --           513,395
     Provision for credit losses                            241,964            --              --
     Changes in operating assets and liabilities:
        Increase in marketable securities, trading       (2,356,506)           --              --
        Decrease (increase) in rent and other
           receivables                                       41,132        (254,328)        339,579
        Decrease in other assets                               --              --             6,420
        Increase (decrease) in payable to affiliates       (610,330)        650,567      (1,141,850)
        Increase (decrease) in accounts payable
           and accrued liabilities                           48,693      (2,517,662)        694,921
        Increase (decrease) in security deposits            278,860         (18,424)          3,244
        Decrease in maintenance reserves                   (543,505)       (146,673)       (215,383)
        Decrease in deferred income                            --              --        (1,808,383)
                                                       ------------    ------------    ------------

           Net cash provided by operating activities     16,712,557       7,541,546       9,554,903
                                                       ------------    ------------    ------------

INVESTING ACTIVITIES:
  Increase in notes receivable                                 --        (2,304,533)           --
  Net proceeds from sale of aircraft equipment                 --              --         2,585,000
  Principal proceeds from notes receivable                1,873,751         545,409         727,692
  Net proceeds from sale of aircraft inventory              275,130         323,448       1,169,483
  Inventory disassembly costs                                  --              --          (327,750)
                                                       ------------    ------------    ------------
           Net cash provided by (used in)
              investing activities                        2,148,881      (1,435,676)      4,154,425
                                                       ------------    ------------    ------------

FINANCING ACTIVITIES:
  Cash distributions to partners                         (7,638,843)    (13,888,806)    (11,111,044)
                                                       ------------    ------------    ------------

           Net cash used in financing activities         (7,638,843)    (13,888,806)    (11,111,044)
                                                       ------------    ------------    ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                            11,222,595      (7,782,936)      2,598,284

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                      14,662,147      22,445,083      19,846,799
                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                          $ 25,884,742    $ 14,662,147    $ 22,445,083
                                                       ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


1.         Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership), maintains its accounting records, prepares its financial statements and files its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of assets.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds.

Marketable Securities, trading - Marketable Securities, trading, are carried at fair value, which was determined based on quoted market prices. These securities are held for sale in the near term (Note 6).

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

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Aircraft Inventory - Aircraft held in inventory for sale are reflected at the lower of depreciated cost or estimated net realizable value. Proceeds from sales are applied against inventory until the book value is fully recovered.

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases.

Maintenance Reserves - The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership or lessee for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve payments are recognized when received and balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue.

Operating Expenses - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income or loss and the number of units outstanding for the years ended December 31, 1995, 1994 and 1993.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Reclassification - Certain 1994 and 1993 balances have been reclassified to conform to the 1995 presentation.

Financial  Accounting  Pronouncements  - The  Partnership  adopted  Statement of
Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118 as of January 1, 1995. SFAS No. 114 and SFAS No. 118 require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Partnership had previously measured the allowance for credit losses using methods similar to that prescribed in SFAS No. 114. As a result, no additional provision was required by the adoption of this pronouncement. The Partnership has recorded an allowance for credit losses for certain impaired loan and rents receivable as a result of uncertainties regarding their collection. The Partnership recognizes revenue on impaired loans and receivables only as payments are received.

                                                                        1995
                                                                        ----
Impaired loans or receivables with
    allowances for credit losses                                    $   241,964
Impaired loans or receivables without
    allowances for credit losses                                        412,761
                                                                    -----------
Total impaired loans                                                    654,725
Allowance for credit losses                                            (241,964)
                                                                    -----------

                                                                    $   412,761
                                                                    ===========

Allowance for credit losses,
    beginning of year                                               $(1,575,000)
Provision for credit losses                                            (241,964)
Write-downs                                                                --
Collections                                                           1,575,000
                                                                    -----------
Allowance for credit losses,
    end of year                                                     $  (241,964)
                                                                    ===========


SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and Cash Equivalents are stated at cost, which approximates fair value. Marketable Securities, trading (Note 6) are carried at fair value, which was determined based on quoted market prices. The fair value of the notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The carrying value of the note receivable from Continental Airlines, Inc. (Continental) discussed in Note 3, the note receivable from American International Airways, Inc. (AIA) discussed in Note 3 and the note receivable from ALG, Inc. (ALG) discussed in Note 4 approximate their estimated fair value. The carrying value of the line of credit note receivable from Viscount discussed in Note 7 approximates its estimated fair value as this note is guaranteed by certain affiliates of Viscount. The carrying value of the rents receivable from Viscount is zero due to a recorded allowance for credit losses equal to the balance of the outstanding rents. As of December 31, 1995, the estimated fair value of the rents receivable from Viscount was also zero.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement will be adopted by the Partnership as of January 1, 1996 and will be applied prospectively. The Partnership estimates that the adoption of this pronouncement will not have an immediate material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. The estimate of fair value and measurement of impairment loss is described in Note 3.


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

Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to related parties are described in Note 9.


3.         Aircraft

The Partnership owns 23 aircraft and certain inventoried aircraft parts from its original portfolio of 30 used commercial jet aircraft, which were acquired, leased or sold as discussed below, including one airframe and engine which were sold in March 1996 as discussed in Note 12. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term, in certain of the leases the Partnership has agreed to share in the cost of compliance with ADs. In addition to basic rent, certain lessees are required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. In the event of a lessee default, these return conditions are not likely to be met. Certain leases also provide that, if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability to these lessees, if any, cannot currently be estimated and therefore is not reflected in the financial statements.

The following table describes the Partnership's current aircraft portfolio in greater detail:

                                                             Year of
Aircraft Type                              Serial Number   Manufacture
-------------                              -------------   -----------
Boeing 727-200 Advanced                       21426          1977
Boeing 727-200 Advanced                       21427          1977
Boeing 727-200 Advanced                       21947          1979
Boeing 737-200                                19609          1968
Boeing 737-200 Combi (1)                      19743          1969
McDonnell Douglas DC-9-30                     47082          1967
McDonnell Douglas DC-9-30                     47096          1967
McDonnell Douglas DC-9-30                     47135          1968
McDonnell Douglas DC-9-30                     47137          1968
McDonnell Douglas DC-9-30                     47249          1968
McDonnell Douglas DC-9-30                     47251          1968
McDonnell Douglas DC-9-30                     47343          1969
McDonnell Douglas DC-9-30                     47345          1969
McDonnell Douglas DC-9-30                     47411          1969
McDonnell Douglas DC-9-30                     47412          1969
McDonnell Douglas DC-9-30                     47027          1967
McDonnell Douglas DC-9-30                     47107          1968
McDonnell Douglas DC-9-30                     47108          1968
McDonnell Douglas DC-9-30                     47174          1968
McDonnell Douglas DC-9-30                     47324          1969
McDonnell Douglas DC-9-30                     47357          1969
McDonnell Douglas DC-9-30                     47734          1977
McDonnell Douglas DC-9-40                     47617          1975

(1) Aircraft sold in 1996 (Note 12)


One Boeing 737-200 - This aircraft was acquired for $6,766,166 in 1986 and leased to various lessees until 1989, when Braniff, Inc. (Braniff) defaulted on its lease. The aircraft remained off lease until March 1991. The aircraft was then leased to SABA Airlines, S.A. (SABA) at approximately 70% of the prior rate until February 1992, when the aircraft was repossessed by the Partnership after SABA defaulted under its lease. In November 1992, the aircraft was re-leased for five years to Viscount Air Services, Inc. (Viscount) at approximately 56% of the prior lease rate. The lease specifies that Viscount, a charter carrier based in Arizona, has the option to purchase the aircraft for the then-current fair market value at the end of the lease term. As discussed in Note 7, at December 31, 1995 Viscount was in default on certain payments due to the Partnership.
Note 12 contains a further discussion of the Viscount situation subsequent to December 31, 1995. An engine for the aircraft has been leased from an affiliate (Note 9) following the return of an inoperable engine from SABA as discussed in
Note 4. The Partnership has an agreement with Viscount to defer certain rents due the Partnership and to provide financing to Viscount for maintenance expenses relating to the Partnership's aircraft (Note 7).

Seven Boeing 727-200 - These aircraft were acquired for $38,986,145 during 1986 and leased to Pan American World Airways, Inc. (Pan Am) until 1991, when the lease was terminated due to Pan Am's bankruptcy filing. The Partnership has transferred six of these aircraft to aircraft inventory and has disassembled them for sale of the component parts (Note 5). One hushkit set from the aircraft was sold in January 1993 and two additional hushkit sets from the aircraft were sold in September 1993 (Note 4).

The remaining aircraft was leased to Delta Airlines, Inc. (Delta) in September 1991. Delta returned the aircraft at the end of September 1993, following several month-by-month lease extensions since the original lease termination date in April 1993. The Partnership has adjusted the book value of this aircraft to its estimated net realizable value by increasing depreciation expense approximately $1.03 million in 1994. During 1995, the Partnership recognized as other revenue maintenance reserves aggregating approximately $91,000 that were previously paid to the Partnership by Delta. The aircraft was sold to AIA in February 1995 for a sales price of $1,771,805. The Partnership recorded no gain or loss on the sale, as the sales price equaled the net book value of the aircraft and hushkit. The Partnership agreed to accept payment of the sales price in 36 monthly installments of $55,000, with interest at a rate of 7.5% per annum, beginning in March 1995. The Partnership recorded a note receivable for the sales price and has received all scheduled principal and interest payments due from AIA through December 31, 1995, including one additional principal payment of $410,229 received in May 1995. The note receivable balance as of December 31, 1995 was $889,351.

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

In August 1992, the Partnership leased the aircraft to Northwest Territorial Airways, Ltd. (NWT) through March 1993 at approximately 45% of the prior rental rate, then extended the lease through March 1994 at approximately 80% of the previous rental rate. An engine for the aircraft was leased from an affiliate through April 1994 (Note 9). The aircraft was returned to the Partnership in April 1994 and NWT subsequently paid to the Partnership approximately $860,000 in lieu of meeting return conditions as specified in the lease. During the off-lease period, the Partnership performed certain maintenance and modification work on the aircraft which was offset by the payment received from NWT. The Partnership recognized the balance of approximately $89,000 as other revenue in the accompanying 1995 statement of operations.

The Partnership negotiated a new lease with NWT for 16 months commencing in June 1994. The new lease rate was approximately 108% of NWT's prior rental rate. The new lease expired in October 1995. As specified in the lease, NWT was required to perform certain maintenance work on the aircraft prior to its return. NWT returned the aircraft without performing the required maintenance work, which constituted a default under the lease. The Partnership and NWT subsequently reached an agreement by which NWT paid to the Partnership in December 1995 approximately $457,000 and the Partnership was entitled to retain NWT's security deposit of approximately $101,000 in lieu of NWT performing the required maintenance work on the aircraft. The Partnership recorded these amounts as other revenue in the accompanying 1995 statement of operations.

The airframe and one engine from this aircraft were subsequently sold to Westjet Airlines, Ltd. (Westjet) in March 1996 as discussed in Note 12. The Partnership has adjusted the net book value of this aircraft to its estimated net realizable value by increasing depreciation expense approximately $2.4 million in the 1995 statement of operations. The Partnership is currently remarketing the remaining engine for sale.

17 McDonnell Douglas DC-9-30 and One McDonnell Douglas DC-9-40 - These aircraft were acquired for $122,222,040 during 1986 and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended in 1991 prior to TWA's bankruptcy filing as discussed in Note 6.

Three Boeing 727-200 Advanced - These aircraft were acquired for $36,364,929 during 1987 and leased to Alaska Airlines, Inc. (Alaska) until September 1992. Upon return of the aircraft, an additional amount of $509,000 was received from Alaska for deferred maintenance and applied in 1993 as an offset to maintenance expenses incurred on the aircraft. One of the aircraft was re-leased to Continental from April 1993 until April 1998. The remaining two aircraft were released to Continental Micronesia, Inc. (Continental Micronesia), an affiliate of Continental, from May and June 1993 until April 1998. All three of the aircraft are leased at approximately 55% of the prior lease rates. The three leases stipulate that the Partnership will reimburse costs for cockpit modifications up to $600,000 per aircraft, C-check labor costs up to $300,000 per aircraft for two of the aircraft and the actual cost of C-check parts for these two aircraft. In addition, the Partnership will provide financing of up to $815,000 for new image modifications, to be repaid with interest over the lease term for each aircraft. In accordance with the cost sharing agreement, in January 1994, the Partnership reimbursed Continental (partially on behalf of its affiliate Continental Micronesia) $1.8 million for cockpit modifications. The Partnership also reimbursed Continental $742,325 for C-check labor and parts, which was included in operating expense in the statement of operations for the year ended December 31, 1993. In addition, the Partnership financed $2,177,533 for new image modifications, which is being repaid with interest over the lease terms of the aircraft, beginning in February 1994. The Partnership has received all scheduled principal and interest payments due from Continental and Continental Micronesia through December 31, 1995. The aggregate note receivable balance as of December 31, 1995 and 1994 was $1,289,328 and $1,764,167,
respectively. The leases with Continental and Continental Micronesia also stipulate that the Partnership share in the cost of meeting certain ADs, which cannot be estimated at this time.

The following is a schedule by year of future minimum rental revenue under the existing leases but excluding rental payments for one aircraft leased to Viscount due to the bankruptcy filing discussed in Notes 7 and 12:

           Year                                                  Amount
           ----                                                  ------
           1996                                               $13,680,000
           1997                                                13,680,000
           1998                                                 3,410,000
           1999 and thereafter                                       -
                                                              -----------

           Total                                              $30,770,000
                                                              ===========

Future minimum rental payments may be offset or reduced by future costs as described above and in Note 6.

As discussed in Note 1, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995, 1994 and 1993. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

As discussed in Note 1, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $2.4 million and approximately $1.6 million, or $4.75 and $3.18 per limited Partnership unit, of this deficiency as increased depreciation expense in 1995 and 1994, respectively. The 1995 downward adjustment was the result of the reduction of the net book value to the estimated net realizable value of the Boeing 737-200 Combi aircraft sold to Westjet in 1996 as discussed in Note 12. Approximately $1.03 million of the 1994 adjustment was the result of the reduction of the net book value to the estimated net realizable value of the Boeing 727-200 aircraft sold to AIA in February 1995 as previously discussed. The increased depreciation expense reduces the aircraft's net book value and therefore reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying values of the aircraft recorded in 1995 and 1994 (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values recorded in 1995, 1994 and 1993 (which has the effect of increasing future depreciation expense). No additional depreciation expense was recorded in 1993. Therefore, as a result of the downward adjustments to the residual values in 1993, the Partnership is recognizing increased depreciation expense of approximately $514,000 per year beginning in 1994 through the end of the estimated economic lives of the aircraft. The net effect of the 1994 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1994 is to cause the Partnership to recognize increased depreciation expense of approximately $626,000 per year beginning in 1995 through the end of the estimated economic lives of the aircraft. The net effect of the 1995 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1995 is to cause the Partnership to recognize increased depreciation expense of approximately $866,000 per year beginning in 1996 through the end of the estimated economic lives of the aircraft.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

SFAS No. 121 states that the fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, i.e., other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and will be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value will be based on the best information available in the circumstances. Pursuant to the statement, the estimate of fair value will consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models, and fundamental analysis.

Beginning in 1996, the Partnership will periodically review its aircraft for impairment in accordance with SFAS No. 121. Using an estimate of the fair value of the Partnership's aircraft to measure impairment may result in greater write-downs than would be recognized under the accounting method currently applied by the Partnership. The Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.


4.         Sale of Equipment

One hushkit set from the aircraft formerly leased to Pan Am (Note 3) was sold in January 1993 to ALG for $1,750,000, which resulted in a $259,809 gain in 1993. ALG paid cash for a portion of the sales price and issued an 11% interest-bearing promissory note for the balance of $1,132,363, which specified 23 equal monthly payments and a balloon payment of $897,932 due in January 1995. ALG paid to the Partnership $19,138 of the balloon payment in January 1995, originating an event of default under the note. The Partnership and ALG subsequently restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1995 of $254,733, eleven monthly payments of $25,600 beginning in February 1995, and a balloon payment in January 1996 of $416,631. The Partnership has received all scheduled renegotiated payments due from ALG through December 31, 1995. The note receivable balances as of December 31, 1995, 1994 and 1993 were $412,166, $890,265 and $1,022,308, respectively. In January 1996, the Partnership and ALG once again restructured the terms of the promissory note as discussed in Note 12. No allowance for credit losses is provided for ALG receivables in 1995 or 1994.

In September 1993, two additional hushkit sets from the disassembled Pan Am aircraft were sold to Emery Worldwide Airlines for $1,250,000 each, which resulted in a $398,192 aggregate loss. The decline in sales price from the previous hushkit sale in January 1993 reflected a softening market for this equipment.

The Partnership sold one used engine to International Aircraft Support, L.P. in July 1993 for $85,000, which resulted in a $375,012 loss. The engine, along with its airframe, was repossessed from the former lessee, SABA in February 1992. At the time of its default, SABA had not maintained the aircraft as required under the lease agreement, rendering the engine inoperable. The Partnership determined the costs to repair the engine would be in excess of the amounts recoverable from sale or lease. As a result, the engine was sold for its component parts.


5.         Disassembly of aircraft

In an attempt to maximize the economic return from the remaining six aircraft formerly leased to Pan Am, the Partnership entered into an agreement with

Soundair, Inc. (Soundair) in October 1992, for the disassembly and sale of certain of the Partnership's aircraft. The Partnership has incurred the cost of disassembly and will receive the proceeds from the sale of such parts, net of overhaul expenses if necessary, and commissions paid to Soundair. Disassembly of the six aircraft has been completed. During 1993 and 1992, the Partnership paid $327,750 and $135,750, respectively, for aircraft disassembly costs. The Partnership has received net proceeds from the sale of aircraft inventory of $275,130, $323,448 and $1,169,483 during 1995, 1994 and 1993, respectively.

The six  aircraft  were  recorded  as aircraft  inventory  in the amount of $3.0 million in 1992 as discussed in Note 3. During 1995, 1994 and 1993, the Partnership recorded downward adjustments to the inventory value of $200,000, $72,000 and $300,000, respectively, to reflect the then current estimate of net realizable aircraft inventory value. These adjustments are reflected as increased depreciation expense in the accompanying statements of operations.


6.         TWA Reorganization

During 1991, TWA defaulted under its leases with the Partnership when it failed to pay its March lease payments. In December 1991, the leases for all 18 aircraft were amended, with extensions to various dates in 1998. The renegotiated lease rates represent approximately 46% of the initial lease rates. In addition, the Partnership agreed to share in the costs of certain ADs after TWA successfully reorganized. The agreement stipulated that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the applicable lease. Pursuant to this cost-sharing agreement, since TWA emerged from its reorganization proceedings in 1993, expenses totaling $6.3 million ($2.7 million in 1993 and $3.6 million in 1994) have been offset against rental payments.
Under the terms of this  agreement,  TWA may  offset  up to an  additional  $2.7 million against rental payments, subject to annual limitations, over the remaining lease terms.

In October 1994, TWA notified its creditors, including the Partnership, of another proposed restructuring of its debt. Subsequently, GECAS negotiated a standstill arrangement, as set forth in a letter agreement dated December 16, 1994 (the Deferral Agreement), with TWA for the 46 aircraft that are managed by GECAS, 18 of which are owned by the Partnership. As required by its terms, the Deferral Agreement (which has since been amended as discussed below) was approved by PIMC on behalf of the Partnership with respect to the Partnership's aircraft.

The Deferral Agreement provided for (i) a moratorium on all the rent due to the Partnership in November 1994 and on 75% of the rents due to the Partnership from December 1994 through March 1995, and (ii) all of the deferred rents, together with interest thereon, to be repaid in monthly installments beginning in May 1995 and ending in December 1995. The repayment schedule was subsequently accelerated upon confirmation of TWA's bankruptcy plan. The Partnership recorded a note receivable and corresponding allowance for credit losses equal to the total of the 1994 deferred rents of $1.575 million, the net of which was reflected in the accompanying 1994 balance sheet. The Partnership did not recognize either the $1.575 million rental amount deferred in 1994 or the $2.025 million rental amount deferred during the first quarter of 1995 as rental revenue until the deferred rents were received. The note receivable and corresponding allowance for credit losses were reduced by the principal portion of the payments received. The Partnership received all scheduled rent payments beginning in April 1995 and all scheduled deferred rental payments beginning in May 1995, including interest at a rate of 12% per annum, from TWA and has recognized the $3.6 million deferred rents as rental revenue during 1995. The deferred rents were paid in full by October 1995.

In consideration for the partial rent moratorium described above, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $218,171 in January 1995 as its share of such payment by TWA. This amount was recognized as other revenue in the accompanying 1995 statement of operations. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock.

In order to resolve certain issues that arose after the execution of the Deferral Agreement, TWA and GECAS entered into a letter agreement dated June 27, 1995, pursuant to which they agreed to amend certain provisions of the Deferral Agreement (as so amended, the Amended Deferral Agreement). The effect of the Amended Deferral Agreement, which was approved by PIMC with respect to the Partnership's aircraft, is that TWA, in addition to agreeing to repay the deferred rents to the Partnership, agreed (i) to a fixed payment amount (payable in warrants, the number of which was determined by a formula) in consideration for the aircraft owners' agreement to defer rent under the Deferral Agreement, and, (ii) to the extent the market value of the warrants is less than the payment amount, to supply maintenance services to the aircraft owners having a value equal to such deficiency. The payment amount was determined by subtracting certain maintenance reimbursements owed to TWA by certain aircraft owners, including the Partnership, from the aggregate amount of deferred rents. The amount of such maintenance reimbursement has not been finally determined.

The Partnership received warrants to purchase 227,133 shares of TWA Common Stock from TWA in November 1995 and has recognized the net warrant value as of the date of receipt of $1,772,206 as revenue in the 1995 statement of operations. The Partnership exercised the warrants on December 29, 1995 for the strike price of $.01 per share and has recognized a gain on the value of the warrants of $582,028 in the 1995 statement of operations. The TWA Common Stock is classified as trading securities because the Partnership intends to sell the stock in the near term. The fair market value of the TWA stock at December 31, 1995 of $2,356,506 is reflected in the accompanying December 31, 1995 balance sheet. As discussed in Note 12, the Partnership sold the TWA Common Stock in the first quarter of 1996.

TWA agreed that, upon filing of its prepackaged plan, it would take all reasonable steps to implement the terms of the Amended Deferral Agreement and would immediately assume all of the Partnership's leases. TWA also agreed that, not withstanding the 60-day cure period provided by section 1110 of the United States Bankruptcy Code, it would remain current on the performance of its obligations under the leases, as amended by the Amended Deferral Agreement.

On June 30, 1995, TWA filed its prepackaged Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Missouri. On August 4, 1995, the Bankruptcy Court confirmed TWA's plan of reorganization, which became effective on August 23, 1995. Pursuant to the Amended Deferral Agreement, on the confirmation date of the plan, August 4, 1995, the Partnership received a payment of $1,217,989 from TWA which represented fifty percent (50%) of the deferred rent outstanding plus interest as of such date. The remaining balance of deferred rent plus interest was paid in full to the Partnership on October 2, 1995. While TWA has committed to an uninterrupted flow of lease payments, there is no assurance that TWA will continue to honor its obligations in the future.

7.         Viscount Restructuring Agreement and Default

In July 1994, the Partnership entered into a restructuring agreement with Viscount to defer certain rents due the Partnership which aggregated $196,800; to extend a line of credit to Viscount for a total of $127,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft; and to give the Partnership the option to acquire approximately 0.6% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $91,000. It was not practicable to estimate the fair value of the stock options as of December 31, 1995, as they are not publicly traded, although Viscount's recent bankruptcy filing (Note 12) would have an adverse impact on the value of the stock options, if any.

The deferred rents, which were being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases, were recognized as revenue in the period earned. The unpaid balances of the deferred rents, which are reflected in rent and other receivables in the December 31, 1995 and 1994 balance sheets, were $130,511 and $182,982, respectively. The line of credit, which was advanced to Viscount during 1994, was being repaid by Viscount over a 30- month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balances, which are reflected in notes receivable in the December 31, 1995 and 1994 balance sheets, were $88,641 and $127,000, respectively.

During 1995, the Partnership had been in discussions with Viscount to restructure additional existing financial obligations of Viscount to the Partnership. While such discussions were underway, Viscount had undertaken to pay in full, by the end of each month, beginning in June 1995, the current month's obligations by making partial periodic payments during that month. Viscount is presently in default on these financial obligations to the Partnership. On December 13, 1995, the Partnership issued a notice of default to Viscount demanding, within 10 days, full payment of all delinquent amounts due the Partnership. Note 12 contains a further discussion of the Viscount situation subsequent to December 31, 1995 including the Partnership's notice of termination of the lease with Viscount and Viscount's subsequent filing for protection under Chapter 11 of the United States Bankruptcy Code.

One of the Partnership's Boeing 737-200 commercial jet aircraft was on lease to Viscount prior to the lease termination notification. As of December 31, 1995, the Partnership's aggregate rent, maintenance reserve, loan and interest receivable from Viscount was approximately $336,000. All payments due from Viscount may be affected by Viscount's filing for protection under Chapter 11.

The balance of the line of credit advanced to Viscount in 1994 of $88,641 at December 31, 1995, plus accrued interest, is guaranteed by certain affiliates of the principal shareholder of Viscount. An allowance for credit losses has not been provided for this note. The Partnership has recorded an allowance for credit losses for the remaining unsecured receivable balances from Viscount for the aggregate of the unpaid rents, outstanding deferred rent balance and accrued interest as of December 31, 1995. The aggregate allowance for credit losses of $241,964 for these obligations is reflected in the provision for credit losses in the accompanying 1995 statement of operations. Viscount's failure to perform on its financial obligations with the Partnership is expected to have an adverse effect on the Partnership's financial position.


8.         Claims Related to Lessee Defaults

Receipt of Braniff Bankruptcy Claim - In July 1992, the Bankruptcy Court approved a stipulation embodying a settlement among the Partnership, the Braniff creditor committees and Braniff in which it was agreed that the Partnership would be allowed an administrative claim in the bankruptcy proceeding of approximately $230,769. In 1992, the Partnership received full payment of the claim subject to the requirement that 25% of total proceeds be held by PIMC in a separate, interest-bearing account pending notification by Braniff that all of the allowed administrative claims have been satisfied. The Partnership recognized 75% of the total claim as other revenue in 1992. During 1994, the Partnership was advised that the 25% portion of the administrative claim proceeds with interest could be released by PIMC to the Partnership. As a result, the Partnership recognized $67,958 as other revenue in the 1994 statement of operations.

Air Zaire - As a result of legal action commenced by the general partner, a final settlement was reached with Air Zaire. Air Zaire paid to the Partnership approximately $2,885,000, of which approximately $1,570,000 has been applied to legal and maintenance expenses related to the default. The final expenses were paid in 1993 and approximately $915,000 was reflected as other revenue in the 1993 statement of operations. The remaining amount of $400,000 was recognized as other revenue in 1994.


9.         Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 1995, 1994 and 1993, the Partnership paid management fees to PIMC of $763,774, $604,551 and $681,241, respectively. Management fees payable to PIMC at December 31, 1995 and 1994 were zero and $11,389, respectively.

b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1995, 1994 and 1993, $299,588, $228,357 and $407,582,
           respectively, were reimbursed by the Partnership for administrative expenses. Administrative reimbursements of $63,159, and $101,277 were payable at December 31, 1995 and 1994, respectively. Reimbursements for maintenance and remarketing costs of $972,284, $305,200 and $2,608,523 were paid by the Partnership in 1995, 1994 and 1993, respectively. Maintenance and remarketing reimbursements of $29,352 and $590,175 were payable at December 31, 1995 and 1994, respectively.

c. A 10% interest to PIMC in all cash distributions and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement.

d. A subordinated sales commission to PIMC of 3% of the gross sales price of each aircraft for services performed upon disposition and reimbursement of out-of-pocket and other disposition expenses. Subordinated sales commissions will be paid only after limited partners have received distributions in an aggregate amount equal to their capital contributions plus a cumulative non-compounded 8% per annum return on their adjusted capital contributions, as defined in the Partnership Agreement. The Partnership did not pay or accrue a sales commission on any aircraft sales to date as the above subordination threshold has not been met.

e. One engine owned by Polaris Aircraft Income Fund I (PAIF-I) is leased to Viscount beginning in April 1993 through a joint venture with the Partnership. The rental payments of $146,000, $146,000 and $98,000 were offset against rent from operating leases in the 1995, 1994 and 1993 statement of operations, respectively. Viscount is currently in default with respect to this lease agreement as discussed in Notes 7 and 12.

f. One engine was leased from PHC from September 1993 through April 1994 for use on the aircraft leased to NWT. The rental payments of $38,400 and $42,000 were offset against rent from operating leases in the 1994 and 1993 statement of operations, respectively.

10.        Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1995 and 1994 are as follows:

                      Reported Amounts    Tax Basis       Net Difference
                      ----------------    ---------       --------------

1995:      Assets       $107,820,317     $103,582,640       $4,237,677
           Liabilities     1,451,794          698,747          753,047

1994:      Assets       $110,568,377     $108,560,932       $2,007,445
           Liabilities     2,278,076        1,049,849        1,228,227



11.        Reconciliation of Net Book Income (Loss) to Taxable Net Income (Loss)


The following is a reconciliation between net income (loss) per limited partnership unit reflected in the financial statements and the information provided to limited partners for federal income tax purposes:

                                                               For the years ended December 31,
                                                                 1995       1994        1993
                                                                 ----       ----        ----
Book net income (loss) per limited partnership unit          $   9.94   $  (8.87)  $   (1.91)
Adjustments for tax purposes represent differences
   between book and tax revenue and expenses:
      Rental and maintenance reserve revenue recognition        (2.60)      5.18       (3.18)
      Management fee expense                                     0.14      (0.27)      (0.06)
      Depreciation                                              (0.78)     (2.76)      (5.39)
      Gain or loss on sale of aircraft                          (1.60)       --         1.49
      Capitalized costs                                          0.93       7.13        5.35
      Basis in inventory                                        (1.08)     (0.39)     (19.17)
      Other revenue and expense items                           (0.36)     (1.18)       1.47
                                                                -----      -----      ------

Taxable net income (loss) per limited partnership unit       $   4.59   $  (1.16)  $  (21.40)
                                                                =====      =====      ======


The differences between net income and loss for book purposes and net income and loss for tax purposes result from the temporary differences of certain revenue and deductions.

For book purposes, rental revenue is generally recorded as it is earned. For tax purposes, certain temporary differences exist in the recognition of revenue. For tax purposes, management fee expense is accrued in the same year as the tax basis rental revenue. Increases in the Partnership's book maintenance reserve liability were recognized as rental revenue for tax purposes. Disbursements from the Partnership's book maintenance reserves are capitalized or expensed for tax purposes, as appropriate.

The Partnership computes depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. As a result, the current year tax depreciation expense is greater than the book depreciation expense. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and, accordingly, recognized adjustments which increased book depreciation expense. These differences in depreciation methods result in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes.

For book purposes, aircraft held in inventory are reflected at the lower of depreciable cost or estimated net realizable value. Differences in book and tax revenue and loss from inventory result from the differences in the book and tax carrying value of the inventory.


12.        Subsequent Events

Sale of Boeing 737-200 Combi Airframe and Engine - In March 1996, the Partnership sold the airframe and one engine from the Boeing 737-200 Combi Aircraft, formerly on lease to NWT as discussed in Note 3, to Westjet. The security deposit of approximately $88,000 received from Westjet in December 1995 was applied to the sales price of approximately $896,000. The Partnership agreed to accept payment of the balance of the sales price in 22 monthly installments, with interest at a rate of 10% per annum, beginning in March 1996. Westjet is current on its scheduled payments to the Partnership.

Sale of TWA Common Stock - As discussed in Note 6, the Partnership exercised the TWA warrants on December 29, 1995. The fair market value of the TWA stock at December 31, 1995 was $2,356,506. The Partnership sold the TWA Common Stock by February 1996 for $2,406,479 and will recognize a gain on trading securities of $49,973 in the first quarter of 1996.

Promissory Note from ALG - As discussed in Note 4, the promissory note from ALG required a balloon payment of $416,631 due in January 1996. The Partnership and ALG restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with a lump sum payment in January 1996 of $135,258 and eleven payments of $27,272 beginning in February 1996 through December 1996.
ALG is current on the renegotiated payments.

Viscount Default and Bankruptcy Filing - As discussed in Note 7, as of December 31, 1995 Viscount was delinquent on certain rent, deferred rent, maintenance reserve and note payments due the Partnership. On January 9, 1996, Viscount was notified that the Partnership had elected to terminate the lease (which is disputed by Viscount) and the Partnership demanded return of the aircraft. On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in

Tucson, Arizona. Legal counsel has been retained and the general partner is evaluating the rights, remedies and courses of action available to the Partnership with respect to Viscount's default and bankruptcy filing. The Partnership has received no additional payments from Viscount subsequent to December 31, 1995. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership may incur maintenance, legal, remarketing, transition and sale costs related to the Partnership's aircraft and engines, which cannot be estimated at this time. The outcome of Viscount's Chapter 11 proceeding cannot be predicted.

During 1995, Viscount delivered the aircraft to Tucson Aerospace, a maintenance facility located in Arizona, to perform a heavy maintenance check on the aircraft. The Partnership has paid to Tucson Aerospace approximately $565,000 from maintenance reserves and cash reserves for this aircraft as progress payments on this maintenance check. Work on the maintenance check was suspended prior to the filing of the Chapter 11 petition by Viscount. Tucson Aerospace asserts that Viscount owes it approximately $866,000 for work done on the aircraft. The aircraft is currently in the possession of Tucson Aerospace and it may assert a lien against the aircraft to secure payment of its claim. In addition, a third party vendor, who claims it provided personnel to work on the aircraft, is asserting a claim against Tucson Aerospace and a lien against the aircraft in the amount of $720,000. Another third party vendor, who claims it provided inspectors, is claiming $185,000 from Tucson Aerospace. The Partnership has been in discussions with the various parties to resolve these disputes and is currently evaluating all of its options, including alternative procedures to obtain repossession of this aircraft.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.         Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of the Partnership (collectively Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (the Servicer or GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

The officers and directors of PIMC are:

                 Name                             PIMC  Title
                 ----                             -----------

           James W. Linnan                   President; Director
           Richard J. Adams                  Vice President; Director
           Norman C. T. Liu                  Vice President; Director
           Edward Sun                        Vice President
           John E. Flynn                     Vice President
           Robert W. Dillon                  Vice President; Assistant Secretary
           Marc A. Meiches                   Chief Financial Officer
           Richard L. Blume                  Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Linnan, 54, assumed the position of President and Director of PIMC effective March 31, 1995. Mr. Linnan had previously held the positions of Vice President of PIMC effective July 1, 1994, Vice President - Financial Management of PIMC and PALC effective April 1991, and Vice President - Investor Marketing of PIMC and PALC since July 1986.

Mr. Adams, 62, Senior Vice President - Aircraft Marketing, North America, served as Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing - Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Liu, 38, has assumed the position of Vice President of PIMC effective May 1, 1995 and has assumed the position of Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for Transportation and Industrial Funding Corporation (TIFC). Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Sun, 46, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Vice President - Structured Finance of GECAS. Prior to joining GECAS, Mr. Sun held various positions with TIFC since 1990.

Mr. Flynn, 55, Vice President - Marketing of GECAS, served as Senior Vice President - Aircraft Marketing for PIMC and PALC effective April 1991, having previously served as Vice President North America of PIMC and PALC effective July 1989. Mr. Flynn joined PALC in March 1989 as Vice President - Cargo. For the two years prior to joining PALC, Mr. Flynn was a transportation consultant. Effective July 1, 1994, Mr. Flynn held the position of Vice President of PIMC.

Mr. Dillon, 54, became Vice President - Aviation Legal and Insurance Affairs, effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President of GECAS.

Mr. Blume, 54, has assumed the position of Secretary of PIMC effective May 1, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GECAS. Prior to joining GECAS, Mr. Blume was counsel at GE Aircraft Engines since 1987.

Mr. Meiches, 43, has assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Certain Legal Proceedings:

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

On or around May 14, 1993, a purported class action entitled Moross, et al., v. Polaris Holding Company, et al., was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in Polaris Aircraft Income Funds I - VI by nine investors in such Polaris Aircraft Income Funds. The complaint alleges that defendants violated Arizona state securities statutes and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An amended complaint was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the District of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl. On April 18, 1995, this action was transferred to the Multi-District Litigation described below. The Partnership is not named as a defendant in this action.

On September 21, 1993, a purported derivative action entitled Novak, et al., v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of the Partnership, Polaris Aircraft Income Fund I and Polaris Aircraft Income Fund
III. The complaint names as defendants Polaris Holding Company, its affiliates and others. Each of the Partnership, Polaris Aircraft Income Fund I and Polaris Aircraft Income Fund III is named as a defendant for procedural purposes, but no recovery is sought from these defendants. The complaint alleges, among other things, that defendants mismanaged the Partnership and the other Polaris Aircraft Income Funds, engaged in self-dealing transactions that were detrimental to the Partnership and the other Polaris Aircraft Income Funds and failed to make required disclosure in connection with the sale of the units in the Partnership and the other Polaris Aircraft Income Funds. The complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail. On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to replead. On October 7, 1994, defendants filed a notice of appeal. On November 15, 1994, defendants submitted an answer to the remaining causes of action. On July 7, 1995, defendants filed briefs in support of their appeal from that portion of the trial court's order denying the motion to dismiss. On March 14, 1996, the appellate court reversed the trial court's order denying the motion to dismiss, and dismissed the complaint.

On or around March 13, 1993, a purported class action entitled Kahn v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This purported class action on behalf of investors in Polaris Aircraft Income Fund V was filed by one investor in the fund. The complaint names as defendants Polaris Investment Management Corporation, Polaris Holding Company, its affiliates and others. The complaint charges defendants with common law fraud, negligent misrepresentation and breach of fiduciary duty in connection with certain misrepresentations and omissions allegedly made in connection with the sale of interests in Polaris Aircraft Income Fund V. Plaintiffs seek compensatory and consequential damages in an unspecified amount, plus interest, disgorgement and restitution of all earnings, profits and other benefits received by defendants as a result of their alleged practices, and attorneys' fees and costs. Defendants' time to move, answer or otherwise plead with respect to the complaint was extended by stipulation up to and including April 24, 1995. On April 18, 1995, the action was discontinued without prejudice. The Partnership is not named as a defendant in this action.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi-District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by

Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. On October 31, 1994, Polaris Investment Management Corporation and other Polaris entities filed a motion to dismiss the consolidated complaint on the grounds of, inter alia, statute of limitations and failure to state a claim. The Partnership is not named as a defendant in this action. Prudential Securities, Inc., on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800- 327-3664, or write to the Claims Administrator at:

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

On or about February 13, 1995, an action entitled Adams, et al. v. Prudential Securities, Inc. et al. was filed in the Court of Common Pleas, Stark County, Ohio. The action names Prudential Securities, Inc., Prudential Insurance Company of America, Polaris Investment Management Corporation, Polaris Securities
Corporation, Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and James Darr as defendants. The complaint alleges that defendants committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund IV, and Polaris Aircraft Income Fund V. Plaintiffs seek, among other things, rescission of their investments in the Polaris Aircraft Income Funds, an award of compensatory damages in an unspecified amount plus interest thereon, and punitive damages in an unspecified amount. On or about March 15, 1995, this action was removed to the United States District Court for the Northern District of Ohio, Eastern Division. Subsequently, the Judicial Panel transferred this action to the Multi-District Litigation filed in the United States District Court for the Southern District of New York, discussed above. The Partnership is not named as a defendant in this action.

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

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March 31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which re-named this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al., was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Defendants moved to dismiss the amended complaint on June 26, 1995. On October 2, 1995, the court denied the defendants' motion to dismiss. The Partnership is not named as a defendant in this action.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The complaint sets forth various causes of action purportedly arising out of the public offerings of Polaris Aircraft Income Fund III and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On October 2, 1995, defendants moved to dismiss the complaint. The Partnership is not named as a defendant in this action.

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

On or around December 8, 1995, a complaint entitled Overby, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claim of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and
IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the

Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.



Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1995 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.


Item 11.             Executive Compensation

PAIF-II has no directors or officers. PAIF-II is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $763,773 were paid to PIMC in 1995 in addition to a 10% interest in all cash distributions as described in Note 9 to the financial statements (Item 8).


Item 12.   Security Ownership of Certain Beneficial Owners and Management

      a) No person owns of record, or is known by PAIF-II to own beneficially, more than five percent of any class of voting securities of PAIF-II.

      b) The General Partner of PAIF-II owns the equity securities of PAIF-II as set forth in the following table:

 Title         Name of                Amount and Nature of               Percent
of Class  Beneficial Owner            Beneficial Ownership              of Class
--------  ----------------            --------------------              --------

General   Polaris Investment  Represents a 10.0% interest of all cash     100%
Partner   Management          distributions, gross income in an
Interest  Corporation         amount equal to 9.09% of distributed
                              cash available from operations, and a
                              1% interest in net income or loss

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



Item 13.         Certain Relationships and Related Transactions

None.

                                     PART IV


Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.         Financial Statements.

           The following are included in Part II of this report:
                                                                        Page No.

           Report of Independent Public Accountants                        24
           Balance Sheets                                                  25
           Statements of Operations                                        26
           Statements of Changes in Partners' Capital (Deficit)            27
           Statements of Cash Flows                                        28
           Notes to Financial Statements                                   29


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


                                             POLARIS AIRCRAFT INCOME FUND II,
                                             A California Limited Partnership
                                             (REGISTRANT)
                                             By:        Polaris Investment
                                                        Management Corporation
                                                        General Partner




         March 25, 1996                      By:      /S/ James W. Linnan
-------------------------------                       -------------------
             Date                                     James W. Linnan, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                       Title                              Date

/S/James W. Linnan       President and Director of Polaris        March 25, 1996
------------------       Investment Management Corporation,       --------------
(James W. Linnan)        General Partner of the Registrant



/S/Norman C. T. Liu      Vice President and Director of Polaris   March 25, 1996
-------------------      Investment Management Corporation,       --------------
(Norman C. T. Liu)       General Partner of the Registrant



/S/Marc A. Meiches       Chief Financial Officer of Polaris       March 25, 1996
------------------       Investment Management Corporation,       --------------
(Marc A. Meiches)        General Partner of the Registrant