Form 10-Q
period 1996-03-31
POLARIS AIRCRAFT INCOME FUND II
filed 1996-05-10
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------


                                    FORM 10-Q
                               ------------------



           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from___to___

                               ------------------


                           Commission File No. 33-2794
                               ------------------



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



                              Yes_X_           No___








                       This document consists of 19 pages.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended March 31, 1996




                                      INDEX



Part I.  Financial Information                                             Page

      Item 1.  Financial Statements

         a) Balance Sheets - March 31, 1996 and
            December 31, 1995................................................3

         b) Statements of Operations - Three Months Ended
            March 31, 1996 and 1995..........................................4

         c) Statements of Changes in Partners' Capital
            (Deficit) - Year Ended December 31, 1995
            and Three Months Ended March 31, 1996............................5

         d) Statements of Cash Flows - Three Months
            Ended March 31, 1996 and 1995....................................6

         e) Notes to Financial Statements....................................7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations................13



Part II. Other Information

      Item 1.  Legal Proceedings............................................16

      Item 6.  Exhibits and Reports on Form 8-K.............................18

      Signature.............................................................19

                          Part 1. Financial Information
                          -----------------------------
Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership
                                 BALANCE SHEETS
                                   (Unaudited)
                                                      March 31,     December 31,
                                                        1996            1995
                                                        ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $  27,457,989  $  25,884,742

MARKETABLE SECURITIES, trading                              --        2,356,506

RENT AND OTHER RECEIVABLES, net of
  allowance for credit losses of $342,373 in 1996
  and $241,964 in 1995                                    18,803          8,965

NOTES RECEIVABLE                                       2,988,372      2,679,486

AIRCRAFT, net of accumulated depreciation of
  $93,800,555 in 1996 and $97,407,528 in 1995         72,581,766     76,487,365

AIRCRAFT INVENTORY                                       337,622        373,483

OTHER ASSETS                                              29,770         29,770
                                                   -------------  -------------

                                                   $ 103,414,322  $ 107,820,317
                                                   =============  =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $      75,172  $      92,511

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                            103,153         87,356

SECURITY DEPOSITS                                         75,000        450,000

MAINTENANCE RESERVES                                     179,185        179,185

DEFERRED INCOME                                          642,742        642,742
                                                   -------------  -------------

      Total Liabilities                                1,075,252      1,451,794
                                                   -------------  -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                     (1,179,491)    (1,139,155)
  Limited Partners, 499,997 units
    issued and outstanding                           103,518,561    107,507,678
                                                   -------------  -------------

      Total Partners' Capital                        102,339,070    106,368,523
                                                   -------------  -------------

                                                   $ 103,414,322  $ 107,820,317
                                                   =============  =============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                               Three Months Ended March 31,
                                               ----------------------------

                                                  1996                1995
                                                  ----                ----
REVENUES:
  Rent from operating leases                  $ 3,518,600          $ 1,633,500
  Interest                                        392,225              289,964
  Other                                            49,974              218,171
                                              -----------          -----------

       Total Revenues                           3,960,799            2,141,635
                                              -----------          -----------

EXPENSES:
  Depreciation                                  3,009,927            2,920,383
  Management fees to general partner              162,000               79,425
  Provision for credit losses                     100,409                 --
  Operating                                        75,502               14,023
  Administration and other                         59,108               60,053
                                              -----------          -----------

       Total Expenses                           3,406,946            3,073,884
                                              -----------          -----------

NET INCOME (LOSS)                             $   553,853          $  (932,249)
                                              ===========          ===========

NET INCOME ALLOCATED TO
  THE GENERAL PARTNER                         $   417,995          $   115,664
                                              ===========          ===========

NET INCOME (LOSS) ALLOCATED
  TO LIMITED PARTNERS                         $   135,858          $(1,047,913)
                                              ===========          ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                            $      0.27          $     (2.10)
                                              ===========          ===========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                          Year Ended December 31, 1995 and
                                          Three Months Ended March 31, 1996
                                          ---------------------------------

                                        General       Limited
                                        Partner      Partners           Total
                                        -------      --------           -----

Balance, December 31, 1994        $  (1,119,868)  $ 109,410,169   $ 108,290,301

  Net income                            744,597       4,972,468       5,717,065

  Cash distributions to partners       (763,884)     (6,874,959)     (7,638,843)
                                  -------------   -------------   -------------

Balance, December 31, 1995           (1,139,155)    107,507,678     106,368,523

  Net income                            417,995         135,858         553,853

  Cash distributions to partners       (458,331)     (4,124,975)     (4,583,306)
                                  -------------   -------------   -------------

Balance, March 31, 1996           $  (1,179,491)  $ 103,518,561   $ 102,339,070
                                  =============   =============   =============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                           1996         1995
                                                           ----         ----
OPERATING ACTIVITIES:
   Net income (loss)                                   $   553,853  $ (932,249)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation                                         3,009,927   2,920,383
    Provision for credit losses                            100,409      -
    Changes in operating assets and liabilities:
      Decrease in marketable securities, trading         2,356,506      -
      Decrease (increase) in rent and other
        receivables                                       (110,247)     64,925
      Decrease in payable to affiliates                    (17,339)   (658,537)
      Increase in accounts payable and accrued
        liabilities                                         15,797      26,446
      Increase (decrease) in security deposits            (375,000)      1,367
      Increase in maintenance reserves                      -           47,984
                                                       -----------  -----------

        Net cash provided by operating activities        5,533,906   1,470,319
                                                       -----------  -----------

INVESTING ACTIVITIES:
   Principal payments on notes receivable                  586,786     467,521
   Net proceeds from sale of aircraft inventory             35,861      17,663
                                                       -----------  -----------

        Net cash provided by investing activities          622,647     485,184
                                                       -----------  -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                       (4,583,306) (1,388,881)
                                                       -----------  -----------

        Net cash used in financing activities           (4,583,306) (1,388,881)
                                                       -----------  -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                           1,573,247     566,622

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                  25,884,742   14,662,147
                                                       -----------  -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                       $27,457,989  $15,228,769
                                                       ===========  ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund II's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1995, 1994, and 1993 included in the Partnership's 1995 Annual Report to the SEC on Form 10-K (Form 10-K).

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards
(SFAS) No. 121, as discussed below, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents are stated at cost, which approximates fair value. Marketable Securities, trading (Note 4) were carried at fair value, which was determined based on quoted market prices. The fair value of the Partnership's notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The carrying value of the note receivable from Continental Airlines, Inc.
(Continental) discussed in Note 2, the note receivable from ALG, Inc. (ALG) discussed in Note 3, the note receivable from American International Airways, Inc. (AIA) discussed in Note 6, and the note receivable from Westjet Airlines, Ltd. (Westjet) discussed in Note 7 approximate their estimated fair value. The carrying value of the line of credit note receivable from Viscount Air Services, Inc. (Viscount) discussed in Note 5 approximates its estimated fair value as this note is guaranteed by certain affiliates of Viscount. The carrying value of the rents receivable from Viscount is zero due to a recorded allowance for credit losses equal to the balance of the outstanding rents. As of March 31, 1996 and December 31, 1995, the estimated fair value of the rents receivable from Viscount was also zero.

The Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership estimates that this pronouncement will not have a material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. No impairment loss was recognized by the Partnership during the first quarter of 1996.


2. Continental and Continental Micronesia, Inc. (Continental Micronesia) Cost Sharing Agreements

In accordance with the Continental and Continental Micronesia cost-sharing agreements as discussed in the Form 10-K, in January 1994, the Partnership financed $2,177,533 to Continental and Continental Micronesia for new image modifications, which is being repaid with interest over the lease terms of the three aircraft. The Partnership has received all scheduled principal and interest payments due from Continental and Continental Micronesia through September 30, 1995. The aggregate note receivable balance as of March 31, 1996 and December 31, 1995 was $1,163,785 and $1,289,328, respectively.


3.    Promissory Note from ALG

One hushkit set from the aircraft formerly leased to Pan Am was sold in January 1993 to ALG for $1,750,000, which resulted in a gain of $259,809 in 1993. ALG paid cash for a portion of the sales price and issued an 11% interest-bearing promissory note for the balance of $1,132,363, which specified 23 equal monthly payments and a balloon payment of $897,932 due in January 1995. ALG paid to the Partnership $19,138 of the balloon payment in January 1995, originating an event of default under the note. The Partnership and ALG subsequently restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1995 of $254,733, eleven monthly payments of $25,600 beginning in February 1995, and a balloon payment in January 1996 of $416,631. In January 1996, the Partnership and ALG once again restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with a lump sum payment in January 1996 of $135,258 and eleven payments of $27,272 beginning in February 1996 through December 1996. ALG is current on the renegotiated payments. The note receivable balances as of March 31, 1996 and December 31, 1995 were $232,663 and $412,166, respectively.


4.    Trans World Airlines, Inc. (TWA) Reorganization

As discussed in the Form 10-K, the Partnership renegotiated the TWA leases after TWA defaulted under its leases with the Partnership during 1991. The renegotiated agreement stipulated that the Partnership share in the costs of certain Airworthiness Directives after TWA successfully reorganized. Pursuant to this cost-sharing agreement, since TWA emerged from its reorganization proceedings in 1993, expenses totaling $6.3 million ($2.7 million in 1993 and $3.6 million in 1994) have been offset against rental payments. Under the terms of the TWA cost-sharing agreement, TWA may offset up to an additional $2.7 million against rental payments, subject to annual limitations, over the remaining lease terms of the aircraft.

In October 1994, TWA notified its creditors, including the Partnership, of another proposed restructuring of its debt. Subsequently, GE Capital Aviation Services, Inc. (GECAS) negotiated a standstill arrangement, as set forth in a letter agreement dated December 16, 1994 (the Deferral Agreement), with TWA for the 46 aircraft that are managed by GECAS, 18 of which are owned by the Partnership. As required by its terms, the Deferral Agreement (which has since been amended as discussed below) was approved by Polaris Investment Management Corporation (PIMC) on behalf of the Partnership with respect to the Partnership's aircraft.

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

In consideration for the partial rent moratorium described above, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $218,171 in January 1995 as its pro-rata share of such payment by TWA. This amount was recognized as other revenue in the accompanying statement of operations for the three months ended March 31, 1995. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock.

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

The Partnership received warrants to purchase 227,133 shares of TWA Common Stock from TWA in November 1995. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share. The fair market value of the TWA stock at December 31, 1995 of $2,356,506 is reflected in the accompanying December 31, 1995 balance sheet. The Partnership sold the TWA Common Stock by February 1996, net of broker commissions, for $2,406,479 and recognized a gain on trading securities of $49,974 during the first quarter of 1996.

5.    Viscount Default and Bankruptcy Filing

As discussed in the Form 10-K, in July 1994, the Partnership entered into a restructuring agreement with Viscount to defer certain rents due the Partnership which aggregated $196,800; to extend a line of credit to Viscount for a total of $127,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft; and to give the Partnership the option to acquire approximately 0.6% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $91,000. It was not practicable to estimate the fair value of the stock options as of March 31, 1996, as they are not publicly traded, although Viscount's recent bankruptcy filing (as discussed below) would have an adverse impact on the value of the stock options, if any.

The deferred rents, which were being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases, were recognized as revenue in the period earned. The unpaid balances of the deferred rents as of March 31, 1996 and December 31, 1995, before the allowance for credit losses as discussed below, was $130,511. The line of credit, which was advanced to Viscount during 1994, was being repaid by Viscount over a 30- month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balance, which is reflected in notes receivable in the March 31, 1996 and December 31, 1995 balance sheets, was $88,641.

During 1995, the Partnership had been in discussions with Viscount to restructure additional existing financial obligations of Viscount to the Partnership. While such discussions were underway, Viscount had undertaken to pay in full, by the end of each month, beginning in June 1995, the current month's obligations by making partial periodic payments during that month. Viscount is presently in default on its financial obligations to the Partnership. On December 13, 1995, the Partnership issued a notice of default to Viscount demanding, within 10 days, full payment of all delinquent amounts due the Partnership. On January 9, 1996, Viscount was notified that the Partnership had elected to terminate the lease (which is disputed by Viscount) and the Partnership demanded return of the aircraft. On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. Legal counsel has been retained and the general partner is evaluating the rights, remedies and courses of action available to the Partnership with respect to Viscount's default and bankruptcy filing. The Partnership has received no additional payments from Viscount during the first quarter of 1996. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership may incur additional legal costs and maintenance, remarketing and transition costs related to the Partnership's aircraft and engines, which cannot be estimated at this time. The outcome of Viscount's Chapter 11 proceeding cannot be predicted.

During 1995, Viscount delivered the aircraft to Tucson Aerospace, a maintenance facility located in Arizona, to perform a heavy maintenance check on the aircraft. The Partnership has paid to Tucson Aerospace approximately $565,000 from maintenance reserves and cash reserves for this aircraft as progress payments on this maintenance check. Work on the maintenance check was suspended prior to the filing of the Chapter 11 petition by Viscount. Tucson Aerospace asserts that Viscount owes it approximately $866,000 for work done on the aircraft, which is in addition to the approximately $565,000 already paid by the Partnership from maintenance reserves. The aircraft is currently in the possession of Tucson Aerospace and it may assert a lien against the aircraft to secure payment of its claim. In addition, a third party vendor, who claims it provided personnel to work on the aircraft, is asserting a claim against Tucson Aerospace and a lien against the aircraft in the amount of $720,000. Another third-party vendor, who claims it provided inspectors, is claiming $185,000 from Tucson Aerospace. The Partnership has been in discussions with the various parties to resolve these disputes and is currently evaluating all of its options, including alternative procedures to obtain repossession of this aircraft.

One of the Partnership's Boeing 737-200 commercial jet aircraft was on lease to Viscount prior to the lease termination notification. As of March 31, 1996, the Partnership's aggregate rent, maintenance reserve, loan and interest receivable from Viscount was approximately $466,000. All amounts due from Viscount may be affected by Viscount's filing for protection under Chapter 11.

The balance of the line of credit advanced to Viscount in 1994 of $88,641 at March 31, 1996 and December 31, 1995, plus accrued interest, is guaranteed by certain affiliates of the principal shareholder of Viscount. An allowance for credit losses has not been provided for this note. The Partnership has recorded an allowance for credit losses for the remaining unsecured receivable balances from Viscount for the aggregate of the unpaid rents, outstanding deferred rent balance and accrued interest of $342,373 as of March 31, 1996. Viscount's failure to perform on its financial obligations with the Partnership is expected to have an adverse effect on the Partnership's financial position. Note 9 contains an additional discussion of the Viscount situation subsequent to March 31, 1996.


6.    Sale of Aircraft to AIA

The Partnership sold one Boeing 727-200 aircraft and hushkit, formerly leased to Delta Airlines Inc. (Delta), to AIA in February 1995 for a sales price of $1,771,805. The Partnership recorded no gain or loss on the sale as the sales price equaled the net book value of the aircraft and hushkit. The Partnership agreed to accept payment of the sales price in 36 monthly installments of $55,000, with interest at a rate of 7.5% per annum, beginning in March 1995. The Partnership recorded a note receivable for the sales price and has received all scheduled principal and interest payments due from AIA through March 31, 1996, including one additional principal payment of $410,229 received in May 1995. The note receivable balance as of March 31, 1996 and December 31, 1995 was $740,096 and $889,351, respectively.


7.    Sale of Boeing 737-200 Combi Airframe and Engine

In March 1996, the Partnership sold the airframe and one engine from the Boeing 737-200 Combi Aircraft, formerly on lease to Northwest Territorial Airways, Ltd., to Westjet. The security deposit of approximately $88,000 received from Westjet in December 1995 was applied to the sales price of approximately $896,000. The Partnership recorded no gain or loss on the sale as the sales price equaled the net book value of the airframe and engine. The Partnership agreed to accept payment of the balance of the sales price in 22 monthly installments, with interest at a rate of 10% per annum, beginning in March 1996. Westjet is current on its scheduled payments to the Partnership. The note receivable balance as of March 31, 1996 was $763,187.


8.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                            Payments for
                                         Three Months Ended     Payable at
                                           March 31, 1996     March 31, 1996
                                           --------------     --------------

Aircraft Management Fees                      $162,000          $   --

Out-of-Pocket Administrative Expense
   Reimbursement                                97,624            63,209

Out-of-Pocket Operating and
   Remarketing Expense Reimbursement            38,526            11,963
                                              --------          --------

                                              $298,150          $ 75,172
                                              ========          ========



9.    Subsequent Event

Viscount Chapter 11 Bankruptcy - On or about April 15, 1996, GE Capital Aviation Services, Inc. (GECAS), on behalf of Polaris Holding Company, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund IV, and Polaris Aircraft Investors XVIII (collectively, Polaris Entities), First Security Bank of Utah, National Association, the owner/trustee under a number of the leases, Viscount, and other parties executed a Compromise of Claims and Stipulation under Section 1110 of the United States Bankruptcy Code (the Compromise and Stipulation). The Compromise and Stipulation, which remains subject to court approval, provides, among other things that Viscount will reject the lease of the Partnership's aircraft. The rejection of the lease will give rise to a prepetition unsecured claim in Viscount's bankruptcy for breach of contract damages. In addition, Viscount has agreed to cooperate with the Partnership in recovering possession of the aircraft from Tucson Aerospace, where it had been undergoing certain maintenance checks. Various liens have been asserted against the aircraft and the claims of such lienholders have not yet been settled or resolved.

The Compromise and Stipulation also provides that Viscount will deliver to the Partnership an interest bearing note (the Aircraft Note), having administrative priority status, in an amount equal to the net present value of all rent due under the lease of aircraft from April 1, 1996 through the date that is four calendar months from the date possession of the Partnership's aircraft is delivered to GECAS on behalf of the Partnership. In any month in which the Partnership receives rent for the use of the aircraft, the principal amount of the Aircraft Note shall be reduced by the amount of such rent received, not to exceed $45,000 per month. The Aircraft Note will mature on November 30, 1997, with any remaining principal then becoming due and payable by Viscount. In addition, the Compromise and Stipulation provides that: (i) an assignment from certain of Viscount's guarantors under the Restructuring and Loan Agreement (Loan Agreement), dated July 20, 1994, of security interests in Viscount assets that will provide further security for Viscount's indebtedness to the Partnership under the Loan Agreement; (ii) a release by Viscount of claims against GECAS, the Partnership and the Polaris Entities; and (iii) a release by GECAS the Partnership and the Polaris Entities of Viscount's guarantors with respect to the Loan Agreement (the guarantor's collateral for the obligations on the line of credit are being substituted by the assignments referenced in (i) above).

A hearing to consider approval of the Compromise and Stipulation has been scheduled for May 14, 1996. The Partnership's claim for rejection damages under the lease and amounts due under the Loan Agreement will be treated under Viscount's plan of reorganization, which must be filed by June 30, 1996, and confirmed by September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund II (the Partnership) owns a portfolio of 22 used commercial jet aircraft, one spare engine and certain inventoried aircraft parts out of its original portfolio of 30 aircraft. The portfolio consists of 17 McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc. (TWA); one Boeing 737-200 aircraft, previously leased to Viscount Air Services, Inc. (Viscount) which has filed for Chapter 11 bankruptcy protection in January 1996, as discussed below, is currently in the possession of Tucson Aerospace, a maintenance facility located in Arizona; two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia); and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft have been disassembled for sale of their component parts. The Partnership sold one Boeing 727-200 aircraft, formerly leased to Delta Airlines, Inc., in February 1995. The Partnership sold the airframe and one engine from the Boeing 737-200 Combi aircraft, formerly leased to Northwest Territorial Airways, Ltd., in March 1996 as discussed below. The Partnership is currently remarketing the remaining engine for sale.


Partnership Operations

The Partnership recorded net income of $553,853, or $0.27 per limited partnership unit, for the three months ended March 31, 1996, compared to a net loss of $932,249, or $2.10 per unit, for the same period in 1995. The net loss for the three months ended March 31, 1995 resulted primarily from a decrease in rental revenue recognized during the first three months of 1995 on the Partnership's leases with TWA. In December 1994, GE Capital Aviation Services, Inc. (GECAS) negotiated a standstill agreement with TWA. That agreement provided for a deferral of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995. The Partnership did not recognize the deferred rent as rental revenue until it was received, including $2,025,000 deferred in the first three months of 1995.

In consideration for the rent deferral, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $218,171 in January 1995 as its pro-rata share of such payment by TWA. This amount was recognized as other revenue in the first quarter of 1995. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock. The Partnership received warrants to purchase 227,133 shares of TWA Common Stock from TWA in November 1995 and exercised the warrants on December 29, 1995. The Partnership sold the TWA Common Stock by February 1996, net of broker commissions, for $2,406,479 and recognized a gain on trading securities of $49,974 during the first quarter of 1996.


Liquidity and Cash Distributions

Liquidity - The Partnership received all lease payments due from Continental, Continental Micronesia and TWA. As discussed above, the Partnership received from TWA warrants to purchase 227,133 shares of TWA Common Stock in consideration for the rent deferral. The Partnership exercised the warrants in 1995 and sold the TWA Common Stock in the first quarter of 1996, net of broker commissions, for $2,406,479.

As  discussed  below,  prior to  January 1, 1996,  the  Partnership  had been in discussions with Viscount to restructure certain of Viscount's existing financial obligations to the Partnership. While such discussions were underway, Viscount had undertaken to pay in full, by the end of each month, beginning in June 1995, the current month's obligations by making partial periodic payments during that month. Viscount is presently in default on its financial obligations to the Partnership, and as discussed below, the aircraft Viscount was leasing is currently in the possession of a maintenance facility located in Arizona. On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. Legal counsel has been retained and the general partner is evaluating the rights, remedies and courses of action available to the Partnership with respect to Viscount's default and bankruptcy filing. All amounts due from Viscount may be affected by Viscount's filing for protection under Chapter 11.

As of March 31, 1996, Viscount's defaults with the Partnership aggregated approximately $570,000. Viscount's failure to perform on its financial obligations with the Partnership is expected to have an adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $49,000 and may incur maintenance, remarketing, transition and additional legal costs related to the Partnership's aircraft. A further discussion of the Viscount situation is included in the Legal Proceedings section (Part II, Item
1).

As discussed in Note 4 to the financial statements, the Partnership agreed to share in the cost of meeting certain Airworthiness Directives (ADs) with TWA. In accordance with the cost- sharing agreement, TWA may offset up to an additional $2.7 million against rental payments, subject to annual limitations, over the remaining lease terms.

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

ALG, Inc. (ALG) was scheduled to pay the Partnership a balloon payment of $416,631 in January 1996 on their promissory note. ALG did not pay the balloon payment due in January 1996 and the Partnership and ALG restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1996 of $135,258 and eleven payments of $27,272 beginning in February 1996 through December 1996. ALG is current on the renegotiated payments.

The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit to AIA in February 1995 as previously discussed. The agreement with AIA specifies payment of the sales price in 36 monthly installments of $55,000 beginning in March 1995. The Partnership has received all scheduled payments due from AIA.

In March 1996, the Partnership sold the airframe and one engine from its Boeing 737-200 Combi aircraft to Westjet Airlines, Ltd. (Westjet). The Partnership received a security deposit of approximately $88,000 from Westjet in December 1995 which was applied to the sales price of approximately $896,000. The Partnership agreed to accept payment of the balance of the sales price in 22 monthly installments, with interest at a rate of 10% per annum beginning in March 1996. The Partnership has received all scheduled payments from Westjet.

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances, if any, remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $179,185 as of March 31, 1996.

Payments of $35,861 have been received during the first quarter of 1996 from the sale of inventoried parts from the six disassembled aircraft and have been applied against aircraft inventory. The net book value of the Partnership's aircraft inventory was $337,622 as of March 31, 1996. The Partnership is retaining cash reserves to meet obligations under the TWA, Continental and Continental Micronesia lease agreements and to cover the costs that the Partnership may incur relating to the Viscount default and bankruptcy filing, including additional legal costs, potential aircraft maintenance, remarketing and transition costs.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1996 and 1995 were $4,124,975, or $8.25 per limited partnership unit and $1,249,993 or $2.50 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements including the costs that will be incurred relating to the Viscount default and bankruptcy; the receipt of rental payments from TWA, Continental and Continental Micronesia; the receipt of modification financing payments from Continental and Continental Micronesia; and the receipt of sales proceeds from AIA and Westjet, renegotiated promissory note payments from ALG, payments generated from the aircraft disassembly process, and current and delinquent lease and loan payments from Viscount.

                           Part II. Other Information


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services, Inc. (Viscount) Bankruptcy - On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona. The Partnership leases one aircraft to Viscount. In addition, Polaris Holding Company, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund IV, and Polaris Aircraft Investors XVIII (collectively, Polaris Entities) lease a total of nine other aircraft and a spare engine to Viscount. GE Capital Aviation Services, Inc. (GECAS), on behalf of the Partnership and the Polaris Entities, delivered a letter of termination to Viscount prepetition, notifying Viscount of the termination of the aircraft and engine leases. Viscount disputes the effectiveness of the termination and currently has possession of the aircraft and engines. Pursuant to various agreements between Viscount and the Polaris Entities, the aggregate outstanding obligations between Viscount and the Polaris Entities is estimated to be approximately $11.5 million, of which approximately $570,000 represents indebtedness to the Partnership.

As of March 31, 1996, Viscount was in default of its obligations under the lease in the approximate amount of $351,000. In addition, Viscount is indebted to the Partnership under a Restructuring and Loan Agreement (Loan Agreement), dated July 20, 1994, for amounts related to a line of credit and deferred rent obligations under the lease. As of March 31, 1996, Viscount was indebted to the Partnership in the approximate amount of $88,000 on the line of credit and $131,000 on deferred rent obligations. Viscount's total outstanding obligations to the Partnership as of March 31, 1996, is approximately $570,000.

On or about April 15, 1996, GECAS, on behalf of the Polaris Entities, First Security Bank of Utah, National Association, the owner/trustee under a number of the leases, Viscount, and other parties executed a Compromise of Claims and Stipulation under Section 1110 of the United States Bankruptcy Code (the Compromise and Stipulation). The Compromise and Stipulation, which remains subject to court approval, provides, among other things that Viscount will reject the lease of the Partnership's aircraft. The rejection of the lease will give rise to a prepetition unsecured claim in Viscount's bankruptcy for breach of contract damages. In addition, Viscount has agreed to cooperate with the Partnership in recovering possession of the aircraft from Tucson Aerospace, where it had been undergoing certain maintenance checks. Various liens have been asserted against the aircraft that have not yet been settled or resolved.

The Compromise and Stipulation also provides that Viscount will deliver to the Partnership an interest bearing note (the Aircraft Note), having administrative priority status, in an amount equal to the net present value of all rent due under the lease of aircraft from April 1, 1996 through the date that is four calendar months from the date possession of the Partnership's aircraft is delivered to GECAS on behalf of the Partnership. In any month in which the Partnership receives rent for the use of the aircraft, the principal amount of the Aircraft Note shall be reduced by the amount of such rent received, not to exceed $45,000 per month. The Aircraft Note will mature on November 30, 1997, with any remaining principal then becoming due and payable by Viscount. In addition, the Compromise and Stipulation provides that: (i) an assignment from certain of Viscount's guarantors under the Loan Agreement of security interests in Viscount assets that will provide further security for Viscount's indebtedness to the Partnership under the Loan Agreement; (ii) a release by Viscount of claims against GECAS, the Partnership and the Polaris Entities; and
(iii) a release by GECAS the Partnership and the Polaris Entities of Viscount's guarantors with respect to the Loan Agreement (the guarantor's collateral for the obligations on the line of credit are being substituted by the assignments referenced in (i) above).

A hearing to consider approval of the Compromise and Stipulation has been scheduled for May 14, 1996. The Partnership's claim for rejection damages under the lease and amounts due under the Loan Agreement will be addressed under Viscount's plan of reorganization, which must be filed by June 30, 1996, and confirmed by September 30, 1996.

Other Proceedings - Item 10 in Part III of the Partnership's 1995 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed as discussed in Item 10 of the Partnership's 1995 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report, but the following new proceedings have been commenced.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or around February 16, 1996, a complaint entitled Henry Arwe, et al. v. General Electric Company, et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about April 9, 1996, a summons and First Amended  Complaint  entitled Sara
J. Bishop, et al. v. Kidder Peabody & Co., et al. was filed in the Superior Court of the State of California, County of Sacramento, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to the Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.



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

                               POLARIS AIRCRAFT INCOME FUND II,
                               A California Limited Partnership
                               (Registrant)
                               By:  Polaris Investment
                                    Management Corporation,
                                    General Partner




       May 8, 1996                  By:  /S/Marc A. Meiches
- ---------------------------              ------------------
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