Form 10-Q
period 1996-06-30
POLARIS AIRCRAFT INCOME FUND II
filed 1996-08-12
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------



          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

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



                              Yes _X_    No___








                       This document consists of 20 pages.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1996




                                      INDEX



Part I.    Financial Information                                         Page

        Item 1.   Financial Statements

           a)  Balance Sheets - June 30, 1996 and
               December 31, 1995.......................................... 3

           b)  Statements of Income - Three and Six Months
               Ended June 30, 1996 and 1995............................... 4

           c)  Statements of Changes in Partners' Capital
               (Deficit) - Year Ended December 31, 1995
               and Six Months Ended June 30, 1996......................... 5

           d)  Statements of Cash Flows - Six Months
               Ended June 30, 1996 and 1995............................... 6

           e)  Notes to Financial Statements.............................. 7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......... 14



Part II.   Other Information

        Item 1.   Legal Proceedings...................................... 17

        Item 6.   Exhibits and Reports on Form 8-K....................... 19

        Signature ....................................................... 20

                          Part 1. Financial Information
                          -----------------------------
Item 1.    Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership
                                 BALANCE SHEETS
                                   (Unaudited)
                                                     June 30,      December 31,
                                                       1996            1995
                                                       ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                         $  27,563,478   $  25,884,742

MARKETABLE SECURITIES, trading                             --         2,356,506

RENT AND OTHER RECEIVABLES, net of
   allowance for credit losses of $342,373 in 1996
   and $241,964 in 1995                                  16,428           8,965

NOTES RECEIVABLE                                      2,516,775       2,679,486

AIRCRAFT, net of accumulated depreciation of
   $96,810,481 in 1996 and $97,407,528 in 1995       69,571,840      76,487,365

AIRCRAFT INVENTORY                                      248,290         373,483

OTHER ASSETS                                             29,770          29,770
                                                  -------------   -------------

                                                  $  99,946,581   $ 107,820,317
                                                  =============   =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                             $      74,325   $      92,511

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                          162,416          87,356

SECURITY DEPOSITS                                        75,000         450,000

MAINTENANCE RESERVES                                    198,458         179,185

DEFERRED INCOME                                         642,742         642,742
                                                  -------------   -------------

       Total Liabilities                              1,152,941       1,451,794
                                                  -------------   -------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                   (1,214,986)     (1,139,155)
   Limited Partners, 499,997 units
     issued and outstanding                         100,008,626     107,507,678
                                                  -------------   -------------

       Total Partners' Capital                       98,793,640     106,368,523
                                                  -------------   -------------

                                                  $  99,946,581   $ 107,820,317
                                                  =============   =============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                            --------             --------

                                        1996       1995      1996       1995
                                        ----       ----      ----       ----
REVENUES:
  Rent from operating leases        $3,420,000 $4,419,855 $6,938,600 $6,053,355
  Interest                             392,070    463,247    784,295    753,211
  Claims related to lessee defaults    567,500       --      567,500       --
  Other                                   --          960     49,974    219,131
                                    ---------- ---------- ---------- ----------

         Total Revenues              4,379,570  4,884,062  8,340,369  7,025,697
                                    ---------- ---------- ---------- ----------

EXPENSES:
  Depreciation                       3,009,926  2,792,188  6,019,853  5,712,571
  Management fees to general partner   162,000    209,454    324,000    288,879
  Provision for credit losses             --         --      100,409       --
  Operating                             76,548     10,449    152,050     24,472
  Administration and other              93,220     82,792    152,328    142,845
                                    ---------- ---------- ---------- ----------

         Total Expenses              3,341,694  3,094,883  6,748,640  6,168,767
                                    ---------- ---------- ---------- ----------

NET INCOME                          $1,037,876 $1,789,179 $1,591,729 $  856,930
                                    ========== ========== ========== ==========

NET INCOME ALLOCATED TO
  THE GENERAL PARTNER               $  422,835 $  142,878 $  840,830 $  258,542
                                    ========== ========== ========== ==========

NET INCOME ALLOCATED
  TO LIMITED PARTNERS               $  615,041 $1,646,301 $  750,899 $  598,388
                                    ========== ========== ========== ==========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                  $     1.23 $     3.29 $     1.50 $     1.19
                                    ========== ========== ========== ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                        Year Ended December 31, 1995 and
                                         Six Months Ended June 30, 1996
                                         ------------------------------

                                      General        Limited
                                      Partner        Partners         Total
                                      -------        --------         -----

Balance, December 31, 1994        $  (1,119,868)  $ 109,410,169   $ 108,290,301

   Net income                           744,597       4,972,468       5,717,065

   Cash distributions to partners      (763,884)     (6,874,959)     (7,638,843)
                                  -------------   -------------   -------------

Balance, December 31, 1995           (1,139,155)    107,507,678     106,368,523

   Net income                           840,830         750,899       1,591,729

   Cash distributions to partners      (916,661)     (8,249,951)     (9,166,612)
                                  -------------   -------------   -------------

Balance, June 30, 1996            $  (1,214,986)  $ 100,008,626   $  98,793,640
                                  =============   =============   =============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                     -------------------------

                                                        1996            1995
                                                        ----            ----
OPERATING ACTIVITIES:
   Net income                                       $  1,591,729   $    856,930
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                      6,019,853      5,712,571
     Provision for credit losses                         100,409           --
     Changes in operating assets and liabilities:
       Decrease in marketable securities, trading      2,356,506           --
       Decrease (increase) in rent and other
        receivables                                     (107,872)        17,151
       Decrease in payable to affiliates                 (18,186)      (628,286)
       Increase in accounts payable and accrued
        liabilities                                       75,060         36,375
       Increase (decrease) in security deposits         (375,000)         2,838
       Increase in maintenance reserves                   19,273         98,369
                                                    ------------   ------------

         Net cash provided by operating activities     9,661,772      6,095,948
                                                    ------------   ------------

INVESTING ACTIVITIES:
   Principal payments on notes receivable              1,058,383      1,198,947
   Net proceeds from sale of aircraft inventory          125,193        100,361
                                                    ------------   ------------

         Net cash provided by investing activities     1,183,576      1,299,308
                                                    ------------   ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                     (9,166,612)    (2,777,761)
                                                    ------------   ------------

         Net cash used in financing activities        (9,166,612)    (2,777,761)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                         1,678,736      4,617,495

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                25,884,742     14,662,147
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $ 27,563,478   $ 19,279,642
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

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents are stated at cost, which approximates fair value. Marketable Securities, trading (Note 4) were carried at fair value, which was determined based on quoted market prices. The fair value of the Partnership's notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The carrying value of the note receivable from Continental Airlines, Inc.
(Continental) discussed in Note 2, the note receivable from ALG, Inc. (ALG) discussed in Note 3, the note receivable from American International Airways, Inc. (AIA) discussed in Note 6, and the note receivable from WestJet Airlines, Ltd. (WestJet) discussed in Note 7 approximate their estimated fair value. The carrying value of the line of credit note receivable from Viscount Air Services, Inc. (Viscount) discussed in Note 5 approximates its estimated fair value as this note is secured by certain of Viscount's trade receivables and spare parts. The carrying value of the rents receivable from Viscount is zero due to a recorded allowance for credit losses equal to the balance of the outstanding rents. As of June 30, 1996 and December 31, 1995, the estimated fair value of the rents receivable from Viscount was also zero.

The Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership estimates that this pronouncement will not have a material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. No impairment loss was recognized by the Partnership during the first two quarters of 1996.


2. Continental and Continental Micronesia, Inc. (Continental Micronesia) Cost Sharing Agreements

In accordance with the Continental and Continental Micronesia cost-sharing agreements as discussed in the Form 10-K, in January 1994, the Partnership financed $2,177,533 to Continental and Continental Micronesia for new image modifications, which is being repaid with interest over the lease terms of the three aircraft. The Partnership has received all scheduled principal and interest payments due from Continental and Continental Micronesia. The aggregate note receivable balance as of June 30, 1996 and December 31, 1995 was $1,035,382 and $1,289,328, respectively.


3.     Promissory Note from ALG

One hushkit set from the aircraft formerly leased to Pan Am was sold in January 1993 to ALG for $1,750,000. ALG paid cash for a portion of the sales price and issued an 11% interest-bearing promissory note for the balance of $1,132,363, which specified 23 equal monthly payments and a balloon payment of $897,932 due in January 1995. ALG paid to the Partnership $19,138 of the balloon payment in January 1995, originating an event of default under the note. The Partnership and ALG subsequently restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1995 of $254,733, eleven monthly payments of $25,600 beginning in February 1995, and a balloon payment in January 1996 of $416,631. In January 1996, the Partnership and ALG once again restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with a lump sum payment in January 1996 of $135,258 and eleven payments of $27,272 beginning in February 1996 through December 1996. ALG is current on the renegotiated payments. The note receivable balances as of June 30, 1996 and December 31, 1995 were $157,602 and $412,166, respectively.


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

In consideration for the partial rent moratorium described above, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $218,171 in January 1995 as its pro-rata share of such payment by TWA. This amount was recognized as other revenue in the accompanying statement of income for the six months ended June 30, 1995. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock.

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

5.     Viscount Default and Bankruptcy Filing

As discussed in the Form 10-K, in July 1994, the Partnership entered into a Restructuring and Loan Agreement (Loan Agreement) with Viscount. During 1995, the Partnership had been in discussions with Viscount to restructure additional existing financial obligations of Viscount to the Partnership. Viscount subsequently defaulted on its financial obligations to the Partnership and on December 13, 1995, the Partnership issued a notice of default to Viscount. On January 9, 1996, Viscount was notified that the Partnership had elected to terminate the lease and the Partnership demanded return of the aircraft. Viscount disputed the lease termination. On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona.

During 1995, Viscount delivered the Partnership's Boeing 737-200 aircraft to a repair facility operated by BAE Aviation, Inc., d/b/a Tucson Aerospace, located in Arizona, to perform a heavy maintenance check on the aircraft. The Partnership has paid to Tucson Aerospace approximately $565,000 from maintenance reserves and cash reserves for this aircraft as progress payments on this maintenance check. Work on the maintenance check was suspended prior to the filing of the Chapter 11 petition by Viscount. Tucson Aerospace asserts that Viscount owes it approximately $866,000 for work done on the aircraft, which is in addition to the approximately $565,000 already paid by the Partnership from maintenance reserves. In addition, a third party vendor, who claims it provided personnel to work on the aircraft, is asserting a claim against Tucson Aerospace and a lien against the aircraft in the amount of $720,000. Another third-party vendor, who claims it provided inspectors, is claiming $185,000 from Tucson Aerospace. On May 22, 1996, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), as owner/trustee, filed suit in the Superior Court of Arizona in Pima County, to recover the airframe from BAE Aviation, Inc. and certain creditors alleging mechanics liens and to determine the validity of the claimed liens.

On or about April 15, 1996, GE Capital Aviation Services, Inc. (GECAS), on behalf of Polaris Holding Company, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund IV, and Polaris Aircraft Investors XVIII (collectively, Polaris Entities), FSB, the owner/trustee under a number of the leases, Viscount, and other parties executed a Compromise of Claims and Stipulation under Section 1110 of the United States Bankruptcy Code (the Compromise and
Stipulation), which was approved by the Bankruptcy Court on May 14, 1996. The Compromise and Stipulation, provides, among other things that Viscount rejected the lease of the Partnership's aircraft. The rejection of the lease will give rise to a prepetition unsecured claim in Viscount's bankruptcy for breach of contract damages. Notwithstanding Viscount's rejection of the Partnership's aircraft lease, Viscount continues to possess and use the Partnership's engine and has refused to return various aircraft parts removed from the Partnership's aircraft.

The Compromise and Stipulation also provides for Viscount to deliver to the Partnership an interest bearing note (the Aircraft Note), having administrative priority status, in an amount equal to the net present value of all rent due under the lease of aircraft from April 1, 1996 through the date that is four calendar months from the date possession of the Partnership's aircraft is delivered to GECAS on behalf of the Partnership. In any month in which the Partnership receives rent for the use of the aircraft, the principal amount of the Aircraft Note shall be reduced by the amount of such rent received, not to exceed $45,000 per month. The Aircraft Note will mature on November 30, 1997, with any remaining principal then becoming due and payable by Viscount. In addition, the Compromise and Stipulation provides that: (i) an assignment from certain of Viscount's guarantors under the Restructuring and Loan Agreement, dated July 20, 1994 (Loan Agreement), of security interests in Viscount assets that will provide further security for Viscount's indebtedness to the Partnership under the Loan Agreement; (ii) a release by Viscount of claims against GECAS, the Partnership and the Polaris Entities; and (iii) a release by GECAS, the Partnership and the Polaris Entities of Viscount's guarantors with respect to the Loan Agreement (the guarantor's collateral for the obligations on the line of credit are being substituted by the assignments referenced in (i) above).

The Partnership's claim for rejection damages under the lease and amounts due under the Loan Agreement are addressed under Viscount's proposed plan of reorganization, which was filed with the Bankruptcy Court on July 1, 1996 as discussed in Note 10 and in Part II, Item 1, and must be confirmed by September 30, 1996, pursuant to the Compromise and Stipulation.

As of June 30, 1996, the Partnership's aggregate rent, maintenance reserve, loan and interest receivable from Viscount was approximately $575,000. All amounts due from Viscount may be affected by Viscount's filing for protection under Chapter 11. The balance of the Loan Agreement line of credit advanced to Viscount in 1994 of $88,641 at June 30, 1996 and December 31, 1995, plus accrued interest, is secured by certain of Viscount's trade receivables and spare parts. An allowance for credit losses has not been provided for this note. The Partnership has recorded an allowance for credit losses for the remaining unsecured receivable balances from Viscount for the aggregate of the unpaid rents, outstanding deferred rent balance and accrued interest of approximately $342,000 as of June 30, 1996.

Viscount's failure to perform on its financial obligations with the Partnership has an adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $92,000, which are reflected in operating expense in the Partnership's statement of income for the six months ended June 30, 1996. The Partnership may incur maintenance, remarketing, transition and additional legal costs related to the Partnership's aircraft, which cannot be estimated at this time. The outcome of Viscount's Chapter 11 proceeding cannot be predicted.


6.     Sale of Aircraft to AIA

The Partnership sold one Boeing 727-200 aircraft and hushkit, formerly leased to Delta Airlines Inc., to AIA in February 1995 for a sales price of $1,771,805. The Partnership recorded no gain or loss on the sale as the sales price equaled the net book value of the aircraft and hushkit. The Partnership agreed to accept payment of the sales price in 36 monthly installments of $55,000, with interest at a rate of 7.5% per annum, beginning in March 1995. The Partnership recorded a note receivable for the sales price and has received all scheduled principal and interest payments due from AIA through June 30, 1996, including one additional principal payment of $410,229 received in May 1995. The note receivable balance as of June 30, 1996 and December 31, 1995 was $588,027 and $889,351,
respectively.


7.     Sale of Boeing 737-200 Combi Airframe and Engine

In March 1996, the Partnership sold the airframe and one engine from the Boeing 737-200 Combi Aircraft, formerly on lease to Northwest Territorial Airways, Ltd., to WestJet. The security deposit of approximately $88,000 received from WestJet in December 1995 was applied to the sales price of approximately $896,000. The Partnership recorded no gain or loss on the sale as the sales price equaled the net book value of the airframe and engine. The Partnership agreed to accept payment of the balance of the sales price in 22 monthly installments, with interest at a rate of 10% per annum, beginning in March 1996. WestJet is current on its scheduled payments to the Partnership. The note receivable balance as of June 30, 1996 was $647,123.

8.     Claims Related to Lessee Defaults

As discussed in Item 3 of the Partnership's 1995 Form 10-K, Pan American World Airways, Inc. (Pan Am) entered into a proposed Stipulation and Order with the Partnership pursuant to which Pan Am agreed to allow the Partnership $2.5 million as an administrative expense priority claim and $56 million as a general unsecured claim. In May 1996, the Partnership received from Pan Am a payment of $567,500 as full satisfaction of the administrative expense priority claim. The Partnership has recorded this payment as other revenue in claims related to lessee defaults in the statement of income for the three and six months ended June 30, 1996. It cannot be estimated at this time when and if the general unsecured claim will be paid.


9.     Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                           Payments for
                                        Three Months Ended    Payable at
                                           June 30, 1996     June 30, 1996
                                           -------------     -------------

Aircraft Management Fees                      $162,000          $   --

Out-of-Pocket Administrative Expense
   Reimbursement                                71,282            73,663

Out-of-Pocket Operating and
   Remarketing Expense Reimbursement            40,062               662
                                              --------          --------

                                              $273,344          $ 74,325
                                              ========          ========


10.     Subsequent Events

On July 1, 1996, Viscount filed its bankruptcy disclosure statement and proposed plan of reorganization, which sets forth Viscount's proposed treatment for restructuring and satisfying the claims of all of its creditors. The plan of reorganization contemplates a capital investment of between $2.5 million and $9 million from an outside source. A hearing date of August 29, 1996 has been set to consider the sufficiency of disclosure contained in the disclosure statement; however, counsel for Viscount has indicated that Viscount likely will amend the disclosure statement and plan prior to any such hearing. The Partnership is presently evaluating the disclosure statement and plan.

Pursuant to a stipulated order of the Superior Court entered on July 9, 1996, FSB filed a bond in the penal sum of $1,371,000 for the benefit of the lienholders (Note 5), who subsequently released the aircraft to the Partnership on July 11, 1996. The aircraft was moved to a repair facility in Tucson, Arizona for completion of a "D" check. The litigation will continue in Superior Court over the validity and amount of the various liens alleged against the bond.

On July 12, 1996, GECAS and FSB filed a motion in Viscount's bankruptcy case to recover the engines and parts leased in connection with the Partnership's aircraft. GECAS and FSB assert that these engines and parts should have been delivered to FSB pursuant to the Compromise Order. Viscount alleges that it cannot return the engines and parts without impairing its operations and has no legal obligation to do so. A hearing has been scheduled for August 29, 1996 to consider the motion of GECAS and FSB to recover the engine and certain aircraft parts. Pending the hearing, Viscount has agreed to pay the Partnership $10,000 for the use of the engine during the month of August, and will continue to pay maintenance reserves pursuant to the lease terms. Discussions are proceeding with Viscount in an effort to resolve these issues prior to the scheduled hearing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund II (the Partnership) owns a portfolio of 22 used commercial jet aircraft, one spare engine and certain inventoried aircraft parts out of its original portfolio of 30 aircraft. The portfolio consists of 17 McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc. (TWA); one Boeing 737-200 aircraft, previously leased to Viscount Air Services, Inc. (Viscount) which has filed for Chapter 11 bankruptcy protection in January 1996, as discussed below, is currently in the possession of Tucson Aerospace, a maintenance facility located in Arizona; two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia); and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft have been disassembled for sale of their component parts. The Partnership sold one Boeing 727-200 aircraft, formerly leased to Delta Airlines, Inc., in February 1995. The Partnership sold the airframe and one engine from the Boeing 737-200 Combi aircraft, formerly leased to Northwest Territorial Airways, Ltd., in March 1996. The Partnership is currently remarketing the remaining engine for sale.


Partnership Operations

The Partnership recorded net income of $1,037,876, or $1.23 per limited partnership unit, for the three months ended June 30, 1996, compared to net income of $1,789,179, or $3.29 per unit, for the same period in 1995. The Partnership recorded net income of $1,591,729, or $1.50 per limited partnership unit, for the six months ended June 30, 1996, compared to net income of $856,930, or $1.19 per unit, for the same period in 1995. Operating results for the six months ended June 30, 1995 were negatively impacted by a decrease in rental revenue recognized during the first three months of 1995 on the Partnership's leases with TWA. In December 1994, GE Capital Aviation Services, Inc. (GECAS) negotiated a standstill agreement with TWA. That agreement provided for a deferral of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995. The Partnership did not recognize the deferred rent as rental revenue until it was received, including $2,025,000 deferred in the first three months of 1995. TWA repaid the deferred rent in full from May 1995 through October 1995.

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

As discussed in Note 8 to the financial statements, in May 1996, the Partnership received from Pan American World Airways, Inc. (Pan Am) a payment of $567,500 as full satisfaction of the Partnership's administrative expense priority claim. The Partnership has recorded this payment as other revenue in claims related to lessee defaults in the statement of income for the three and six months ended June 30, 1996.

As discussed in Note 5 to the financial statements, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in January 1996 and subsequently rejected the Partnership's aircraft lease. Viscount has made no lease or loan payments to the Partnership during the first six months of 1996. The Partnership has recorded an allowance for credit losses aggregating $100,409 during the first quarter of 1996 for unpaid rents and accrued interest recognized during the first quarter of 1996. The Partnership has not recognized rental revenue on the rejected Viscount lease subsequent to May 31, 1996. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $92,000, which are reflected in operating expense in the Partnership's statement of income for the six months ended June 30, 1996.

The lease of one airframe and one engine from the Boeing 737-200 Combi aircraft to NWT expired in October 1995. The Partnership did not recognize rental revenue on this aircraft subsequent to that time. The airframe and engine were sold in March 1996 as discussed in Note 7 to the financial statements.


Liquidity and Cash Distributions

Liquidity - The Partnership received all lease payments due from Continental, Continental Micronesia and TWA and has received all note payments due from Continental, ALG, Inc. (ALG), American International Airways, Inc. (AIA), and WestJet Airlines, Ltd. (WestJet).

As discussed above, in January 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. As of June 30, 1996, Viscount's defaults with the Partnership aggregated approximately $575,000. Viscount's failure to perform on its financial obligations with the Partnership has an adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership may incur maintenance, remarketing, transition and additional legal costs related to the Partnership's aircraft. A further discussion of the Viscount situation is included in the Legal Proceedings section (Part II, Item 1).

As discussed in Note 4 to the financial statements, the Partnership agreed to share in the cost of meeting certain Airworthiness Directives (ADs) with TWA. In accordance with the cost-sharing agreement, TWA may offset up to an additional $2.7 million against rental payments, subject to annual limitations, over the remaining lease terms.

As specified in the Partnership's leases with Continental Micronesia and Continental, in January 1994, the Partnership reimbursed Continental (partially on behalf of its affiliate Continental Micronesia) an aggregate of $1.8 million for cockpit modifications and $742,325 for C-check labor and parts for the three aircraft. In addition, in January 1994, the Partnership financed an aggregate of $2,177,533 for new image modifications, which is being repaid by Continental with interest over the terms of the aircraft leases. The leases with Continental and Continental Micronesia also stipulate that the Partnership share in the cost of meeting certain ADs, which cannot be estimated at this time.

The Partnership has received maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances, if any, remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $198,458 as of June 30, 1996.

Payments of $125,193 have been received during the first two quarters of 1996 from the sale of inventoried parts from the six disassembled aircraft and have been applied against aircraft inventory. The net book value of the Partnership's aircraft inventory was $248,290 as of June 30, 1996. The Partnership is retaining cash reserves to meet obligations under the TWA, Continental and Continental Micronesia lease agreements and to cover the costs that the Partnership may incur relating to the Viscount default and bankruptcy filing, including additional legal costs, potential aircraft maintenance, remarketing and transition costs.

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1996 and 1995 were $4,124,975, or $8.25 per limited partnership unit and $1,249,992 or $2.50 per unit, respectively. Cash distributions to limited partners during the six months ended June 30, 1996 and 1995 were $8,249,951, or $16.50 per limited partnership unit and $2,499,985 or $5.00 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements including the costs that will be incurred relating to the Viscount default and bankruptcy; the receipt of rental payments from TWA, Continental and Continental Micronesia; the receipt of modification financing payments from Continental; and the receipt of sales proceeds from AIA and WestJet, renegotiated promissory note payments from ALG, payments generated from the aircraft disassembly process, and delinquent lease and loan payments from Viscount.


TWA Leases

GECAS, on behalf of the Partnership, is negotiating with TWA regarding the acquisition of noise-suppression devices, commonly known as "hushkits", for 14 of the 18 Partnership aircraft currently on lease to TWA, as well as 14 other aircraft owned by affiliates of the General Partner and leased to TWA. The hushkits would recondition the aircraft so as to meet Stage 3 noise level restrictions, which are discussed in the Partnership's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K. The anticipated cost of the hushkit reconditioning is approximately $1.6 million per aircraft, approximately $300,000 of which will be paid out of the Partnership's cash reserves and the balance of which will be financed by the engine/hushkit manufacturer over a 6-year period at an interest rate of approximately 10% per year.

It is anticipated that the leases for these 14 aircraft would be extended for a period of eight years from the date of installation or purchase of the hushkits, and the rent payable by TWA under the leases would be increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay the amount borrowed during the term of the leases. The loan from the engine/hushkit manufacturer would be non-recourse to the Partnership and secured by a security interest in the leases.

                           Part II. Other Information
                           --------------------------


Item 1.      Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1996, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Pan American Airways,  Inc. (Pan Am) - On or about May 16, 1996, the Partnership
received  a  payment  of  $567,500,   representing   full  satisfaction  of  the
Partnership's $2.5 million administrative priority claim.

Trans World Airlines, Inc. (TWA) - On May 2, 1996, the United States Bankruptcy Court for the Northern District of California issued a notice of final decree declaring that the estate of TWA had been fully administered and that TWA's proceedings under Chapter 11 of the United States Bankruptcy Code was closed.

Viscount Air Services, Inc. (Viscount) Bankruptcy - On April 15, 1996, GE Capital Aviation Services, Inc. (GECAS), as agent for the Partnership, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), the owner/trustee under the Partnership's leases with Viscount, certain guarantors of Viscount's indebtedness and others executed that certain Compromise of Claims and Stipulation under Section 1110 of the Bankruptcy Code (the Compromise and Stipulation), the key terms of which as they affect the Partnership were disclosed in the Partnership's Form 10-Q for the period ended March 31, 1996. On May 14, 1996, the Bankruptcy Court entered its Order Granting Debtor's Motion: (1) To Approve and Authorize Compromise and Settlement; (2) To Approve Section 1110 Stipulation; (3) To Authorize Post-Petition Financing; and (4) To Approve Rejection of an Aircraft Lease (Compromise Order), approving the Compromise and Stipulation.

The Compromise Order authorized Viscount to reject its lease with the Partnership of the aircraft bearing registration no. N306VA (306 Aircraft). The 306 Aircraft was located at a repair facility operated by BAE Aviation, Inc., d/b/a Tucson Aerospace. On May 22, 1996, FSB, as owner/trustee, filed suit in the Superior Court of Arizona in Pima County, Case No. C313027, to recover the airframe from BAE Aviation, Inc. and certain creditors alleging mechanics liens and to determine the validity of the claimed liens. Pursuant to a stipulated order of the Superior Court entered on July 9, 1996, FSB filed a bond in the penal sum of $1,371,000 for the benefit of defendants, and the defendants released the aircraft on July 11, 1996. The aircraft was moved to a repair facility at Hamilton Aviation in Tucson, Arizona for completion of a "C" check. The litigation will continue in Superior Court over the validity and amount of the defendants' various liens alleged against the bond.

Notwithstanding Viscount's rejection of the 306 Aircraft lease, Viscount continues to possess and use the Partnership's engine and has refused to return various aircraft parts removed from the 306 Aircraft. On July 12, 1996, GECAS and FSB filed a motion in Viscount's bankruptcy case to recover the engines and parts leased in connection with the 306 Aircraft. GECAS and FSB assert that these engines and parts should have been delivered to FSB pursuant to the Compromise Order. Viscount alleges that it cannot return the engines and parts without impairing its operations and has no legal obligation to do so. A hearing has been scheduled for August 29, 1996 to consider the motion of GECAS and FSB to recover the engine and certain aircraft parts. Pending the hearing, Viscount has agreed to pay the Partnership $10,000 for the use of the engine during the month of August, and will continue to pay maintenance reserves pursuant to the lease terms. Discussions are proceeding with Viscount in an effort to resolve these issues prior to the scheduled hearing.

On July 1, 1996, Viscount filed its bankruptcy disclosure statement and proposed plan of reorganization, which sets forth Viscount's proposed treatment for restructuring and satisfying the claims of all of its creditors. The plan of reorganization contemplates a capital investment of between $2.5 million and $9 million from an outside source. A hearing date of August 29, 1996 has been set to consider the sufficiency of disclosure contained in the disclosure statement; however, counsel for Viscount has indicated that Viscount likely will amend the disclosure statement and plan prior to any such hearing. The Partnership is presently evaluating the disclosure statement and plan.

Other Proceedings - Item 10 in Part III of the Partnership's  1995 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1996 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10 of the Partnership's 1995 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

Bishop v. Kidder Peabody & Co., Incorporated et al. - On June 18, 1996, defendants filed a motion to transfer venue from Sacramento to San Francisco County. The Court subsequently denied the motion.

Weisl et al. v. Polaris Holding Company et al. - On April 25, 1996, the Appellate Division for the First Department affirmed the trial court's order which had dismissed most of plaintiffs' claims.

In re Prudential Securities Inc. Limited Partnerships Litigation - On June 5, 1996, the Court certified a class with respect to claims against Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, and Polaris Securities Corporation. The class is comprised of all investors who purchased securities in any of Polaris Aircraft Income Funds I through VI during the period from January 1985 until January 29, 1991, regardless of which brokerage firm the investor purchased from. Excepted from the class are those investors who settled in the SEC/Prudential settlement or otherwise opted for arbitration pursuant to the settlement and any investor who has previously released the Polaris defendants through any other settlement. On June 10, 1996, the Court issued an opinion denying summary judgment to Polaris on plaintiffs' Section 1964(c) and (d) RICO claims and state causes of action, and granting summary judgment to Polaris on plaintiffs' 1964(a) RICO claims and the New Jersey State RICO claims. On August 5, 1996, the Court signed an order providing for notice to be given to the class members. The case has been set for trial on November 11, 1996.

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

                                     POLARIS AIRCRAFT INCOME FUND II,
                                     A California Limited Partnership
                                     (Registrant)
                                     By:   Polaris Investment
                                           Management Corporation,
                                           General Partner




       August 8, 1996                      By: /S/Marc A. Meiches
- ------------------------------                 --------------------------------
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