Form 10-Q
period 1996-09-30
POLARIS AIRCRAFT INCOME FUND II
filed 1996-11-14
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------



           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

          FORM 10-Q - For the Quarterly Period Ended September 30, 1996




                                      INDEX



Part I.    Financial Information                                         Page

        Item 1.   Financial Statements

           a)  Balance Sheets - September 30, 1996 and
               December 31, 1995...........................................3

           b)  Statements of Operations - Three and Nine Months
               Ended September 30, 1996 and 1995...........................4

           c)  Statements of Changes in Partners' Capital
               (Deficit) - Year Ended December 31, 1995
               and Nine Months Ended September 30, 1996....................5

           d)  Statements of Cash Flows - Nine Months
               Ended September 30, 1996 and 1995...........................6

           e)  Notes to Financial Statements...............................7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........14


Part II.   Other Information

        Item 1.   Legal Proceedings.......................................17

        Item 5.   Other Information.......................................18

        Item 6.   Exhibits and Reports on Form 8-K........................18

        Signature ........................................................19

                          Part 1. Financial Information
                          -----------------------------
Item 1. Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                         September 30,  December 31,
                                                             1996           1995
                                                             ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                              $  27,075,573  $  25,884,742

MARKETABLE SECURITIES, trading                                  --        2,356,506

RENT AND OTHER RECEIVABLES, net of allowance
   for credit losses of $0 in 1996 and $241,964 in 1995        9,876          8,965

NOTES RECEIVABLE                                           1,980,828      2,679,486

AIRCRAFT, net of accumulated depreciation of
   $100,120,408 in 1996 and $97,407,528 in 1995           66,261,913     76,487,365

AIRCRAFT INVENTORY                                           169,537        373,483

OTHER ASSETS                                                  29,770         29,770
                                                       -------------  -------------

                                                       $  95,527,497  $ 107,820,317
                                                       =============  =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                  $      79,747  $      92,511

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                               176,870         87,356

SECURITY DEPOSITS                                             50,000        450,000

MAINTENANCE RESERVES                                         240,091        179,185

DEFERRED INCOME                                              642,742        642,742
                                                       -------------  -------------

       Total Liabilities                                   1,189,450      1,451,794
                                                       -------------  -------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                        (1,259,583)    (1,139,155)
   Limited Partners, 499,997 units
     issued and outstanding                               95,597,630    107,507,678
                                                       -------------  -------------

       Total Partners' Capital                            94,338,047    106,368,523
                                                       -------------  -------------

                                                       $  95,527,497  $ 107,820,317
                                                       =============  =============

        The accompanying notes are an integral part of these statements.

                                        3

                            POLARIS AIRCRAFT INCOME FUND II,
                            A California Limited Partnership

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                            -------------            -------------

                                         1996         1995         1996         1995
                                         ----         ----         ----         ----
REVENUES:
  Rent from operating leases        $ 3,430,000   $ 5,303,518  $10,368,600  $11,356,873
  Interest                              384,612       457,691    1,168,907    1,210,902
  Claims related to lessee defaults        --            --        567,500         --
  Other                                    --          91,093       49,974      310,224
                                    -----------   -----------  -----------  -----------

         Total Revenues               3,814,612     5,852,302   12,154,981   12,877,999
                                    -----------   -----------  -----------  -----------

EXPENSES:
  Depreciation                        3,309,927     2,992,188    9,329,780    8,704,759
  Management fees to general partner    162,500       250,689      486,500      539,568
  Provision for credit losses            92,508          --        192,917         --
  Operating                              57,997        25,643      210,047       50,115
  Administration and other               63,968        79,290      216,296      222,135
                                    -----------   -----------  -----------  -----------

         Total Expenses               3,686,900     3,347,810   10,435,540    9,516,577
                                    -----------   -----------  -----------  -----------

NET INCOME                          $   127,712   $ 2,504,492  $ 1,719,441  $ 3,361,422
                                    ===========   ===========  ===========  ===========

NET INCOME ALLOCATED TO
  THE GENERAL PARTNER               $   413,733   $   150,032  $ 1,254,563  $   408,574
                                    ===========   ===========  ===========  ===========

NET INCOME (LOSS) ALLOCATED
  TO LIMITED PARTNERS               $  (286,021)  $ 2,354,460  $   464,878  $ 2,952,848
                                    ===========   ===========  ===========  ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                  $     (0.57)  $      4.71  $      0.93  $      5.90
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

                                           4

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                          Year Ended December 31, 1995 and
                                        Nine Months Ended September 30, 1996
                                        ------------------------------------

                                      General        Limited
                                      Partner        Partners         Total
                                      -------        --------         -----

Balance, December 31, 1994        $  (1,119,868)  $ 109,410,169   $ 108,290,301

   Net income                           744,597       4,972,468       5,717,065

   Cash distributions to partners      (763,884)     (6,874,959)     (7,638,843)
                                  -------------   -------------   -------------

Balance, December 31, 1995           (1,139,155)    107,507,678     106,368,523

   Net income                         1,254,563         464,878       1,719,441

   Cash distributions to partners    (1,374,991)    (12,374,926)    (13,749,917)
                                  -------------   -------------   -------------

Balance, September 30, 1996       $  (1,259,583)  $  95,597,630   $  94,338,047
                                  =============   =============   =============


        The accompanying notes are an integral part of these statements.

                           POLARIS AIRCRAFT INCOME FUND II,
                           A California Limited Partnership

                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                  1996            1995
                                                                  ----           ----
OPERATING ACTIVITIES:
   Net income                                                $  1,719,441   $  3,361,422
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                               9,329,780      8,704,759
     Net provision for credit losses                             (153,323)          --
     Changes in operating assets and liabilities:
       Decrease in marketable securities, trading               2,356,506           --
       Decrease in rent and other receivables                     241,053         32,878
       Increase in other assets                                      --          (55,647)
       Decrease in payable to affiliates                          (12,764)      (456,481)
       Increase in accounts payable and accrued liabilities        89,514         47,260
       Increase (decrease) in security deposits                  (400,000)         4,293
       Increase (decrease) in maintenance reserves                 60,906       (146,544)
                                                             ------------   ------------

         Net cash provided by operating activities             13,231,113     11,491,940
                                                             ------------   ------------

INVESTING ACTIVITIES:
   Principal payments on notes receivable                       1,505,689      1,534,490
   Net proceeds from sale of aircraft inventory                   203,946        220,816
                                                             ------------   ------------

         Net cash provided by investing activities              1,709,635      1,755,306
                                                             ------------   ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                             (13,749,917)    (4,166,642)
                                                             ------------   ------------

         Net cash used in financing activities                (13,749,917)    (4,166,642)
                                                             ------------   ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                                  1,190,831      9,080,604

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                         25,884,742     14,662,147
                                                             ------------   ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                             $ 27,075,573   $ 23,742,751
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

As discussed in Note 5, the Partnership completed its evaluation on the airframe and engines which were returned to the Partnership by Viscount Air Services, Inc. (Viscount) to determine if a potential re-lease or sale of this equipment would maximize its economic return to the Partnership. The Partnership estimates that maintenance and refurbishment costs aggregating approximately $1.6 million will be required if the Partnership decides to re-lease rather than sell the aircraft. Alternatively, if the Partnership decides to sell rather than re-lease the aircraft, such sale would likely be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs. As a result of this evaluation, the Partnership estimates that a sale of the aircraft on an "as is, where is" basis would maximize the economic return on the aircraft to the Partnership. Previous estimates of cash flow for this aircraft were based on the projected re-lease of the aircraft through its estimated economic life. As a result of the adjustment to the estimated cash flows, in accordance with SFAS
No. 121, the Partnership recognized an impairment loss of $300,000 for the aircraft during the third quarter of 1996.


2. Continental and Continental Micronesia, Inc. (Continental Micronesia) Cost Sharing Agreements

In accordance with the Continental and Continental Micronesia cost-sharing agreements as discussed in the Form 10-K, in January 1994, the Partnership financed $2,177,533 to Continental and Continental Micronesia for new image modifications, which is being repaid with interest over the lease terms of the three aircraft. The Partnership has received all scheduled principal and interest payments due from Continental and Continental Micronesia. The aggregate note receivable balance as of September 30, 1996 and December 31, 1995 was $904,056 and $1,289,328, respectively.


3.     Promissory Note from ALG

One hushkit set from the aircraft formerly leased to Pan Am was sold in January 1993 to ALG for $1,750,000. ALG paid cash for a portion of the sales price and issued an 11% interest-bearing promissory note for the balance of $1,132,363, which specified 23 equal monthly payments and a balloon payment of $897,932 due in January 1995. ALG paid to the Partnership $19,138 of the balloon payment in January 1995, originating an event of default under the note. The Partnership and ALG subsequently restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1995 of $254,733, eleven monthly payments of $25,600 beginning in February 1995, and a balloon payment in January 1996 of $416,631. In January 1996, the Partnership and ALG once again restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with a lump sum payment in January 1996 of $135,258 and eleven payments of $27,272 beginning in February 1996 through December 1996. ALG is current on the renegotiated payments. The note receivable balances as of September 30, 1996 and December 31, 1995 were $80,074 and $412,166, respectively.

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

In consideration for the partial rent moratorium described above, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $218,171 in January 1995 as its pro-rata share of such payment by TWA. This amount was recognized as other revenue in the accompanying statement of income for the nine months ended September 30, 1995. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock.

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


5.     Viscount Default and Bankruptcy Filing

On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. In April 1996, GE Capital Aviation Services, Inc. (GECAS), on behalf of the Partnership, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), the owner/trustee under the Partnership's leases with Viscount (the Leases), Viscount, certain guarantors of Viscount's indebtedness and others executed in April 1996 a Compromise of Claims and Stipulation under Section 1110 of the Bankruptcy Code (the Compromise and Stipulation), which was subsequently approved by the Bankruptcy Court. The Compromise and Stipulation provided, among other things, that Viscount rejected the lease of the Partnership's aircraft. The rejection of the lease gave rise to a prepetition unsecured claim in Viscount's bankruptcy for breach of contract damages. Notwithstanding Viscount's rejection of the Partnership's aircraft lease, Viscount continued to possess and use the Partnership's engine and refused to return various aircraft parts removed from the Partnership's aircraft.

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

Pursuant to a stipulated order of the Superior Court entered on July 9, 1996, FSB filed a bond in the penal sum of $1,371,000 for the benefit of the lienholders, who subsequently released the aircraft to the Partnership on July 11, 1996. The aircraft was moved to a repair facility in Tucson, Arizona. The litigation will continue in Superior Court over the validity and amount of the various liens alleged against the bond.

On July 12, 1996, GECAS and FSB filed a motion in Viscount's bankruptcy case to recover the engines and parts leased in connection with the Partnership's aircraft. GECAS and FSB assert that these engines and parts should have been delivered to FSB pursuant to the Compromise and Stipulation. Viscount paid to the Partnership $10,000 for the use of the engine during the month of August 1996, and continued through August 1996 to pay maintenance reserves pursuant to the lease terms.

On September 18, 1996, GECAS (on behalf of the Partnership, Polaris Holding Company, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund IV and Polaris Aircraft Investors XVIII) (collectively, the Polaris Entities) and

Viscount entered into a Stipulation and Agreement (the Stipulation and Agreement) by which Viscount agreed to voluntarily return all of the Polaris Entities' aircraft and engines, turn over possession of the majority of its aircraft parts inventory, and cooperate with GECAS in the transition of aircraft equipment and maintenance, in exchange for which, upon Bankruptcy Court approval of the Stipulation and Agreement, the Polaris Entities would waive their pre- and post-petition claims against Viscount for amounts due and unpaid.

In accordance with the Stipulation and Agreement, Viscount returned the Partnership's engine on October 1, 1996 as discussed in Note 10. GECAS, on behalf of the Polaris Entities, is evaluating the spare parts inventory to which Viscount relinquished possession in order to determine its condition and value, the portion allocable to the Partnership, and the Partnership's alternatives for the use and/or disposition of such parts. A significant portion of the spare parts inventory is currently in the possession of third party maintenance and repair facilities with whom GECAS anticipates that it will need to negotiate for the repair and/or return of these parts.

The Stipulation and Agreement also provides that the Polaris Entities, GECAS and FSB shall release any and all claims against Viscount, Viscount's bankruptcy estate, and the property of Viscount's bankruptcy estate, effective upon entry of a final non-appealable court order approving the Stipulation and Agreement. The Bankruptcy Court approved the Stipulation and Agreement on October 23, 1996 as discussed in Note 10.

As discussed in the Partnership's June 30, 1996 Form 10-Q, the Partnership recorded allowances for credit losses of $342,373 for the aggregate unsecured receivables from Viscount. The line of credit, which was advanced to Viscount in 1994, was, in accordance with the Compromise and Stipulation, secured by certain of Viscount's trade receivables and spare parts. The Stipulation and Agreement releases the Partnership's claim against Viscount's trade receivables. As a result, the Partnership recorded an additional allowance for credit losses of $92,508 during the third quarter of 1996, representing Viscount's outstanding balance of the line of credit and accrued interest. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount.

The Partnership has evaluated the returned airframe and engines for potential re-lease or sale and estimates that maintenance and refurbishment costs aggregating approximately $1.6 million will be required to re-lease rather than sell the airframe and engines. Alternatively, a sale of the airframe and engines would likely be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs. As a result of this evaluation, the Partnership estimates that a sale of the airframe and engines on an "as is, where is" basis would maximize the economic return on the aircraft to the Partnership. As discussed in Note 1, in accordance with SFAS No. 121, the Partnership recognized an impairment loss of $300,000 on this aircraft which was recorded as additional depreciation expense during the third quarter of 1996.

Viscount's failure to perform its financial obligations to the Partnership has had a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $123,000, which are reflected in operating expense in the Partnership's statement of operations for the nine months ended September 30, 1996.

6.     Sale of Aircraft to AIA

The Partnership sold one Boeing 727-200 aircraft and hushkit, formerly leased to Delta Airlines Inc., to AIA in February 1995 for a sales price of $1,771,805. The Partnership recorded no gain or loss on the sale as the sales price equaled the net book value of the aircraft and hushkit. The Partnership agreed to accept payment of the sales price in 36 monthly installments of $55,000, with interest at a rate of 7.5% per annum, beginning in March 1995. The Partnership recorded a note receivable for the sales price and has received all scheduled principal and interest payments due from AIA through September 30, 1996, including one additional principal payment of $410,229 received in May 1995. The note receivable balance as of September 30, 1996 and December 31, 1995 was $433,088 and $889,351, respectively.


7.     Sale of Boeing 737-200 Combi Airframe and Engine

In March 1996, the Partnership sold the airframe and one engine from the Boeing 737-200 Combi Aircraft, formerly on lease to Northwest Territorial Airways, Ltd., to WestJet. The security deposit of approximately $88,000 received from WestJet in December 1995 was applied to the sales price of approximately $896,000. The Partnership recorded no gain or loss on the sale as the sales price equaled the net book value of the airframe and engine. The Partnership agreed to accept payment of the balance of the sales price in 22 monthly installments, with interest at a rate of 10% per annum, beginning in March 1996. WestJet is current on its scheduled payments to the Partnership. The note receivable balance as of September 30, 1996 was $563,609.


8.     Claims Related to Lessee Defaults

As discussed in Item 3 of the Partnership's 1995 Form 10-K, Pan American World Airways, Inc. (Pan Am) entered into a proposed Stipulation and Order with the Partnership pursuant to which Pan Am agreed to allow the Partnership $2.5 million as an administrative expense priority claim and $56 million as a general unsecured claim. In May 1996, the Partnership received from Pan Am a payment of $567,500 as full satisfaction of the administrative expense priority claim. The Partnership has recorded this payment as other revenue in claims related to lessee defaults in the statement of income for the nine months ended September 30, 1996. It cannot be estimated at this time when and if the general unsecured claim will be paid.

9.     Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                        Payments for the
                                       Three Months Ended      Payable at
                                       September 30, 1996  September 30, 1996
                                       ------------------  ------------------

Aircraft Management Fees                     $162,000           $    500

Out-of-Pocket Administrative Expense
   Reimbursement                               81,190             77,429

Out-of-Pocket Operating and
   Remarketing Expense Reimbursement           21,397              1,818
                                             --------           --------

                                             $264,587           $ 79,747
                                             ========           ========



10.     Subsequent Event

Viscount Stipulation and Agreement - As discussed in Note 5, Viscount returned the Partnership's engine on October 1, 1996 pursuant to the Stipulation and Agreement. On October 23, 1996, the Bankruptcy Court approved the Stipulation and Agreement. The Partnership is currently remarketing the returned airframe and engines for sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund II (the Partnership) owns a portfolio of 22 used commercial jet aircraft, one spare engine and certain inventoried aircraft parts out of its original portfolio of 30 aircraft. The portfolio consists of 17 McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc. (TWA); two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia); and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). One Boeing 737-200 aircraft, previously leased to Viscount Air Services, Inc. (Viscount) is currently inoperable and requires substantial maintenance work, as discussed below. The Partnership is currently remarketing this aircraft for sale. The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft have been disassembled for sale of their component parts. The Partnership sold one Boeing 727-200 aircraft, formerly leased to Delta Airlines, Inc., in February 1995. The Partnership sold the airframe and one engine from the Boeing 737-200 Combi aircraft, formerly leased to Northwest Territorial Airways, Ltd. (NWT), in March 1996. The Partnership is currently remarketing the remaining engine for sale.


Partnership Operations

The Partnership recorded net income of $127,712, or an allocated net loss of $0.57 per limited partnership unit, for the three months ended September 30, 1996, compared to net income of $2,504,492, or $4.71 per unit, for the same period in 1995. The Partnership recorded net income of $1,719,441, or $0.93 per limited partnership unit, for the nine months ended September 30, 1996, compared to net income of $3,361,422, or $5.90 per unit, for the same period in 1995. The significant decline in operating results during the three and nine months ended September 30, 1996, as compared to the same periods in 1995, is primarily the result of lower rental revenues in 1996, combined with higher operating and depreciation expenses in 1996. In addition, the Partnership recorded provisions for credit losses for certain rent, interest and note receivables from Viscount during the three and nine months ended September 30, 1996, as discussed below.

Rental revenues declined in the three and nine months ended September 30, 1996, as compared to the same periods in 1995. The lease of one airframe and one engine from the Boeing 737-200 Combi aircraft to NWT expired in October 1995. The Partnership did not recognize rental revenue on this aircraft subsequent to the lease expiration. The airframe and engine were sold in March 1996 as discussed in Note 7 to the financial statements. In addition, as discussed in
Note 5 to the financial statements, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in January 1996 and subsequently rejected the Partnership's aircraft lease. Viscount has made only a nominal engine lease payment to the Partnership during 1996 which was the only rental revenue recognized by the Partnership on the rejected Viscount lease subsequent to May 31, 1996. Further affecting the decline in rental revenues in 1996, as compared to 1995, were TWA rental revenues that the Partnership recognized during the first three quarters of 1995 that had been deferred from 1994, as discussed in Note 4 to the financial statements.

Partially offsetting the decline in rental revenues in 1996, as compared to 1995, in May 1996, the Partnership received from Pan American World Airways, Inc. (Pan Am) a payment of $567,500 as full satisfaction of the Partnership's administrative expense priority claim. The Partnership has recorded this payment as other revenue in claims related to lessee defaults in the statement of income for the nine months ended September 30, 1996.

The Partnership recorded an allowance for credit losses of $100,409 during the first quarter of 1996 for certain unpaid rent and accrued interest receivables from Viscount as a result of Viscount's default on certain obligations due the Partnership and Viscount's subsequent bankruptcy filing. The Partnership recorded an allowance for credit losses of $92,508 during the third quarter of 1996 for Viscount's outstanding balance of the line of credit and accrued interest. In addition, the Partnership recognized legal expenses of approximately $123,000 related to the Viscount defaults and Chapter 11 bankruptcy filing. These legal costs are included in operating expense in the Partnership's statement of operations for the nine months ended September 30, 1996.

As discussed in Note 1 to the financial statements, the Partnership recognized an impairment loss of $300,000 on the aircraft formerly leased to Viscount, which was recorded as additional depreciation expense during the third quarter of 1996.


Liquidity and Cash Distributions

Liquidity - The Partnership received all lease payments due from Continental, Continental Micronesia and TWA and has received all note payments due from Continental, ALG, Inc. (ALG), American International Airways, Inc. (AIA), and WestJet Airlines, Ltd. (WestJet).

As discussed in Note 5 to the financial statements and in Part II, Item 1, the Viscount Stipulation and Agreement specifies, among other things, that the Partnership waive its pre- and post-petition claims against Viscount for amounts due and unpaid. As a result, the Partnership recorded an additional allowance for credit losses of approximately $92,508 during the third quarter of 1996, representing Viscount's outstanding balance of the line of credit and accrued interest. In addition, the Partnership currently considers all receivables from Viscount to be uncollectible and has written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount.

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

The Partnership has received maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances, if any, remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $240,091 as of September 30, 1996.

Payments of $203,946 have been received during the first three quarters of 1996 from the sale of inventoried parts from the six disassembled aircraft and have been applied against aircraft inventory. The net book value of the Partnership's aircraft inventory was $169,537 as of September 30, 1996. The Partnership is retaining cash reserves to meet obligations under the TWA, Continental and Continental Micronesia lease agreements and to cover the costs that the Partnership may incur relating to the former Viscount aircraft and engine, including additional legal costs, potential aircraft maintenance, remarketing and transition costs.

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1996 and 1995 were $4,124,975, or $8.25 per limited partnership unit and $1,249,993 or $2.50 per unit, respectively. Cash distributions to limited partners during the nine months ended September 30, 1996 and 1995 were $12,734,926, or $24.75 per limited partnership unit and $3,749,978 or $7.50 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements including the costs that will be incurred relating to the former Viscount aircraft; the receipt of rental payments from TWA, Continental and Continental Micronesia; the receipt of modification financing payments from
Continental; and the receipt of sales proceeds from AIA and WestJet, renegotiated promissory note payments from ALG, and payments generated from the aircraft disassembly process.


TWA Leases

GECAS, on behalf of the Partnership, is negotiating with TWA regarding the acquisition of noise-suppression devices, commonly known as "hushkits", for 14 of the 18 Partnership aircraft currently on lease to TWA, as well as 14 other aircraft owned by affiliates of the General Partner and leased to TWA. The hushkits would recondition the aircraft so as to meet Stage 3 noise level restrictions, which are discussed in the Partnership's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K. The anticipated cost of the hushkit reconditioning is approximately $1.6 million per aircraft, approximately $300,000 of which will be paid out of the Partnership's cash reserves and the balance of which will be financed by the engine/hushkit manufacturer over a 6-year period at an interest rate of approximately 10% per year. Such financing agreements may also require the Partnership to maintain a minimum level of working capital reserves and, in the event of any shortfall of such minimum levels, cash distributions may be restricted.

It is anticipated that the leases for the Partnership's 14 aircraft would be extended for a period of eight years from the date of installation or purchase of the hushkits, and the rent payable by TWA under the leases would be increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay the amount borrowed during the term of the leases. The loan from the engine/hushkit manufacturer would be non-recourse to the Partnership and secured by a security interest in the leases.

                           Part II. Other Information
                           --------------------------


Item 1.      Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1996 and June 30, 1996, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services, Inc. (Viscount) Bankruptcy - As previously reported, Viscount exercised its right under the Bankruptcy Code to reject the lease for the Partnership's B-737-200 aircraft. At the time Viscount rejected its lease, the aircraft was located at a maintenance facility and had a partially completed heavy maintenance check. The aircraft has now been returned to the possession of the Partnership and is at a maintenance facility pending the Partnership's decision on the disposition of the aircraft. In the meantime, the Partnership is continuing to pursue its rights in litigation with respect to the maintenance facility's assertions of non-payment for services.

The Partnership evaluated the aircraft for potential sale or re-lease and determined that substantial maintenance and refurbishment costs would be incurred in connection with any release. As a result, the Partnership is currently remarketing the returned airframe and engines for sale.

On September 18, 1996, GECAS (on behalf of the Partnership and other entities) and Viscount entered into a Stipulation and Agreement by which Viscount agreed to voluntarily return aircraft owned by other Polaris entities, turn over possession of the majority of its aircraft parts inventory, and cooperate with GECAS in the transition of aircraft equipment and maintenance, in exchange for which, upon Bankruptcy Court approval of the Stipulation and Agreement, the Partnership would waive its right to pre- and post-petition claims against Viscount for amounts due and unpaid.

Other Proceedings - Item 10 in Part III of the Partnership's  1995 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1996 and June 30, 1996 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10 of the Partnership's 1995 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments during the period covered by this report with respect to any of the actions described in Item 10 in Part III of the Partnership's 1995 Form 10-K and Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1996 and June 30, 1996.

Wilson et al. v. Polaris Holding Company et al. - On October 1, 1996, a complaint was filed in the Superior Court of the State of California for the County of Sacramento by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General

Electric Capital Corporation, GE Capital Aviation Services, Inc. and DOES 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs. Defendants time to answer or otherwise respond to the complaint is November 18, 1996.

B&L Industries, Inc. et al. v. Polaris Holding Company et al. - On August 16, 1996, defendants filed a motion to dismiss plaintiffs' amended complaint. The motion is returnable on January 16, 1997.

In re Prudential Securities Inc. Limited Partnerships Litigation - The trial, which was scheduled for November 11, 1996, has not proceeded and no new trial date has been set.



Item 5.      Other Information

James W. Linnan resigned as Director and President of Polaris Investment Management Corporation effective December 31, 1996. Mr. Linnan's replacement has not presently been named. Mr. Linnan will continue to serve in those capacities through the effective date of his resignation.



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

                              POLARIS AIRCRAFT INCOME FUND II,
                              A California Limited Partnership
                              (Registrant)
                              By:   Polaris Investment
                                    Management Corporation,
                                    General Partner




      November 12, 1996               By:   /S/Marc A. Meiches
--------------------------------            ------------------
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