Form 10-K
period 1996-12-31
POLARIS AIRCRAFT INCOME FUND II
filed 1997-03-31
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-K

                           ---------------------------


            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 1996

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                     For the transition period from __ to __

                           Commission File No. 33-2794

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  California                             94-2985086
          -------------------------------        ----------------------
          (State or other jurisdiction of        (IRS Employer I.D. No.)
          incorporation or organization)

      201 Mission Street,27th Floor,San Francisco, California     94105
      --------------------------------------------------------- ---------
               (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code: (415) 284-7400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    Documents incorporated by reference: None

                       This document consists of 59 pages.

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

A brief  description of  the aircraft owned  by the Partnership  is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to Trans World Airlines, Inc. (TWA), Continental Micronesia, Inc. (Continental Micronesia) and Continental Airlines, Inc. (Continental) as of December 31, 1996.
                                                     Scheduled
                                          Number of    Lease
Lessee             Aircraft Type          Aircraft   Expiration  Renewal Options
------             -------------          --------   ----------  ---------------
TWA           McDonnell Douglas DC-9-30       2        2/98 (1)       none
              McDonnell Douglas DC-9-40       1       11/98 (1)       none
              McDonnell Douglas DC-9-30       1       11/98 (1)       none
              McDonnell Douglas DC-9-30      11       11/04 (1)       none
              McDonnell Douglas DC-9-30       3        2/05 (1)       none



Continental   Boeing 727-200 Advanced         1        4/98 (2)       none

Continental
Micronesia    Boeing 727-200 Advanced         2        4/98 (3)       none


(1) These leases to TWA were modified in 1991. The leases for the 16 aircraft were extended for an aggregate of 75 months beyond the initial lease expiration date in November 1991 at approximately 46% of the original lease rates. The leases for the remaining two aircraft were extended for 72 months beyond the initial lease expiration dates in November 1992 at approximately 42% of the original lease rates. TWA may specify a lease expiration date for each aircraft up to six months before the date shown, provided the average date for two of the aircraft is February 1998, the average expiration date for two aircraft is November 1998, the average expiration date for eleven aircraft is November 2004, and the average expiration date for the remaining three aircraft is February 2005. The Partnership also agreed to share in the costs of certain Airworthiness Directives (ADs). If such costs are incurred by TWA, they will be credited against rental payments, subject to annual limitations with a maximum of $500,000 per aircraft over the lease terms.

         As discussed in Item 7, in October 1994, TWA notified its creditors, including the Partnership, of a proposed restructuring of its debt. Subsequently, GECAS negotiated a standstill agreement with TWA which was approved on behalf of the Partnership by PIMC. That agreement provided for a moratorium of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995. The deferred rents, which aggregated $3.6 million plus interest, were repaid in monthly installments beginning in May
         1995 through October 1995. In 1995, the Partnership received as consideration for the agreement $218,071 and warrants for 227,133 shares of TWA Common Stock (Item 7).

         GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits", for 14 of the 18 Partnership aircraft currently on lease to TWA, as well as other aircraft owned by affiliates of PIMC and leased to TWA. The 14 aircraft that received hushkits were designated by TWA. The hushkits recondition the aircraft so as to meet Stage 3 noise level restrictions. Hushkits were installed on 11 of the Partnership's aircraft during 1996 and the leases for these 11 aircraft were extended for a period of eight years until November 2004. Hushkits were installed on the remaining three aircraft during February 1997 and the leases for these three aircraft were extended for a period of eight years until February 2005.

         The aggregate cost of the hushkit reconditioning for the 11 aircraft was $17,516,722, or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1996. The Partnership paid $3.3 million of the aggregate hushkit cost and the balance of $14,216,722 was financed by the engine/hushkit manufacturer over a 6-year period at an interest rate of approximately 10% per annum. The balance of the notes payable at December 31, 1996 was $14,193,178.

         The aggregate cost of the hushkit reconditioning for the 3 aircraft was $4,784,633, or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1997. The Partnership paid $900,000 of the aggregate hushkit cost and the balance of $3,884,633 was financed by the engine/hushkit manufacturer over a 6-year period at an interest rate of approximately 10% per annum.

         The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loan from the engine/hushkit manufacturer is non-recourse to the Partnership and secured by a security interest in the lease receivables.

(2) This aircraft, previously on lease to Alaska Airlines, Inc. (Alaska), was leased to Continental in April 1993. The lease rate is approximately 55% of the prior lease rate. The lease stipulates that Continental may assign the lease to its affiliate Continental Micronesia under certain conditions. The lease also stipulates that the Partnership will reimburse costs for cockpit modifications up to $600,000, C-check labor costs up to $300,000 and the actual cost of C-check parts for the aircraft. In addition, the Partnership will provide financing up to $815,000 for new image modifications to be repaid with interest over the lease term. In accordance with the cost sharing agreement, in January 1994, the Partnership reimbursed Continental $600,000 for cockpit modifications and $338,189 for C-check labor and parts. In addition, the Partnership financed $719,784 for new image modifications in 1994, which is being repaid with interest over the lease term of the aircraft. The lease also stipulates that the Partnership share in the cost of meeting certain ADs, which cannot be estimated at this time.

(3) These two aircraft, previously on lease to Alaska, were leased to Continental Micronesia in May and June 1993. The lease rates are approximately 55% of the prior lease rates. The leases stipulate that the Partnership will reimburse costs for cockpit modifications up to $600,000 per aircraft, C-check labor costs up to $300,000 for one of the aircraft and the actual cost of C-check parts for one of the aircraft. In addition, the Partnership will provide financing up to $815,000 for new image modifications to be repaid with interest over the lease term for each aircraft. In accordance with the cost sharing agreement, in January 1994, the Partnership reimbursed Continental (on behalf of its affiliate Continental Micronesia) $1.2 million for cockpit modifications and $404,136 for C-check labor and parts. In addition, the Partnership financed $1,457,749 for new image modifications in 1994, which is being repaid with interest over the lease terms of the aircraft. The leases also stipulate that the Partnership share in the cost of meeting certain ADs, which cannot be estimated at this time.

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

The lease of one Boeing 737-200 Combi aircraft to Northwest Territorial Airways, Ltd. (NWT) expired in October 1995. As specified in the lease, NWT was required to perform certain maintenance work on the aircraft prior to its return. NWT returned the aircraft without performing the required maintenance work, which constituted a default under the lease. The Partnership and NWT subsequently reached an agreement by which NWT paid to the Partnership in December 1995 approximately $457,000 and the Partnership was entitled to retain NWT's security deposit of approximately $101,000 in lieu of NWT's performing the required maintenance work on the aircraft. The airframe and one engine from this aircraft were subsequently sold to Westjet Airlines, Ltd. (Westjet) in March 1996 and the remaining engine was subsequently sold in January 1997 to American Aircarriers Support, Inc. with one Boeing 737-200 as discussed in Items 7 and 8.

Industry-wide, approximately 280 commercial jet aircraft were available at December 31, 1996 for sale or lease, approximately 195 less than a year ago, and at under 2.5% of the total available jet aircraft fleet, this is the lowest level of availability since 1988. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following three years of good traffic growth accompanied by rising yields, this trend is reversing with many airlines reporting record profits. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, which, when installed on the aircraft, bring Stage 2 aircraft into compliance with Federal Aviation Administration
(FAA) Stage 3 noise  restrictions as discussed in the Industry Update section of
Item 7. Older Stage 2 narrow-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period. In 1996, several airline accidents have also impacted the market for older Stage 2 aircraft. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft, which resulted in an increase in depreciation expense, as discussed in Items 7 and 8. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

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

McDonnell Douglas DC-9-30/40 - The McDonnell Douglas DC-9-30/40 is a short- to medium-range twin- engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with Stage 3 requirements at a cost of approximately $1.6 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to the McDonnell Douglas DC-9 have been issued to prevent fatigue cracks and control corrosion as discussed in Item 7.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control, and structural inspection and modification as discussed in the Industry Update section of Item 7.


Item 2.       Properties

At December 31, 1996, PAIF-II owned 17 McDonnell Douglas DC-9-30 and one McDonnell Douglas DC-9-40 aircraft leased to TWA, one Boeing 727-200 Advanced aircraft leased to Continental, two Boeing 727-200 Advanced aircraft leased to Continental Micronesia and one Boeing 737-200 aircraft formerly leased to Viscount, as discussed in Items 7 and 8. All leases are operating leases. The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan Am, to aircraft inventory in 1992. These aircraft, which are not included in the following table, have been disassembled for sale of their component parts. The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit in February 1995. The Partnership sold the airframe and one engine from the Boeing 737-200 Combi aircraft in March 1996. The Partnership sold the remaining engine along with a Boeing 737-200 in January 1997.

The following table describes the Partnership's aircraft portfolio at December 31, 1996 in greater detail:

                                                Year of           Cycles
Aircraft Type                 Serial Number   Manufacture   As of 10/31/96 (1)
-------------                 -------------   -----------   ------------------
Boeing 727-200 Advanced           21426          1977             32,574
Boeing 727-200 Advanced           21427          1977             31,121
Boeing 727-200 Advanced           21947          1979             27,593
Boeing 737-200 (2)                19609          1968             63,364
McDonnell Douglas DC-9-30         47082          1967             76,107
McDonnell Douglas DC-9-30         47096          1967             76,741
McDonnell Douglas DC-9-30         47135          1968             77,476
McDonnell Douglas DC-9-30         47137          1968             76,247
McDonnell Douglas DC-9-30         47249          1968             82,757
McDonnell Douglas DC-9-30         47251          1968             80,927
McDonnell Douglas DC-9-30         47343          1969             79,464
McDonnell Douglas DC-9-30         47345          1969             77,837
McDonnell Douglas DC-9-30         47411          1969             75,191
McDonnell Douglas DC-9-30         47412          1969             75,382
McDonnell Douglas DC-9-30         47027          1967             81,285
McDonnell Douglas DC-9-30         47107          1968             81,291
McDonnell Douglas DC-9-30         47108          1968             78,079
McDonnell Douglas DC-9-30         47174          1968             78,731
McDonnell Douglas DC-9-30         47324          1969             75,263
McDonnell Douglas DC-9-30         47357          1969             74,679
McDonnell Douglas DC-9-30         47734          1977             45,589
McDonnell Douglas DC-9-40         47617          1975             44,562

(1)      Cycle information as of 12/31/96 was not available.
(2)      Aircraft sold in January 1997.


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

Trans World Airlines, Inc. (TWA) - On June 30, 1995, TWA filed a reorganization proceeding under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri. Immediately before the filing, the Partnership and TWA entered into an Amended Deferral Agreement, pursuant to which TWA agreed to bring lease rents current over a period of several months and to confirm all of its leases with the Partnership. As agreed, TWA proposed a plan of reorganization in which, among other things, it confirmed all of its leases with the Partnership, and the plan was confirmed by the Bankruptcy Court on August 4, 1995. TWA has emerged from its bankruptcy proceeding and has repaid all outstanding rent deferrals in accordance with its commitment to the Partnership and in accordance with its plan of reorganization. TWA has since remained current on all of its payment obligations to the Partnership. On May 2, 1996, the United States Bankruptcy Court for the Eastern District of Missouri issued a notice of final decree declaring that the estate of TWA had been fully administered and that TWA's proceedings under Chapter 11 of the United States Bankruptcy Code was closed.

Viscount Air Services, Inc. (Viscount) Bankruptcy - As discussed in the Partnership's 1995 Form 10-K, on January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona. On April 12, 1996, GE Capital Aviation Services, Inc. (GECAS), as agent for the Partnership, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), the owner/trustee under the Partnership's leases with Viscount, certain guarantors of Viscount's indebtedness and others executed that certain Compromise of Claims and Stipulation under Section 1110 of the Bankruptcy Code.

On May 14,  1996,  the  Bankruptcy  Court  entered its Order  Granting  Debtor's
Motion: (1) To Approve And Authorize Compromise and Settlement; (2) To Approve ss. 1110 Stipulation; (3) To Authorize Post-Petition Financing; and (4) To Approve Rejection of an Aircraft Lease ("Compromise Order"). In the Compromise Order, the Bankruptcy Court authorized and approved Viscount to reject its lease of the Aircraft bearing registration no. N306VA (the "306 Aircraft").

At the time Viscount rejected its lease, the airframe was located at a maintenance facility. The engines on the 306 Aircraft were either located elsewhere for service or being used on other Viscount aircraft. On May 22, 1996, FSB, as owner trustee, filed suit in the Superior Court of Arizona in Pima County, Case NO. C313027, to recover the airframe from BAE Aviation, Inc., dba Tucson Aerospace, STS Services, Inc., and Piping Design Services, Inc., dba PDS Technical Services, which assert mechanics' liens, and to determine the validity of their claimed liens. Pursuant to a stipulated order of the Superior Court entered on July 9, 1996, FSB filed a bond by FSB, as owner trustee, and GECAS, principals, and Federal Insurance Co., surety, and the claimants released the aircraft on July 11, 1996. The claimants in the action have asserted a claim against the Bond for $987,624 as of July 19, 1996, together with interest thereon at the legal rate, plus accruing costs and attorneys' fees. The litigation will continue in the Superior Court over the validity and amount of the claimants' various liens alleged against the Bond.

On July 12, 1996, GECAS and FSB filed a motion in Viscount's bankruptcy case to recover the engines and parts leased in connection with the Partnership's aircraft. GECAS and FSB asserted that these engines and parts should have been delivered to FSB pursuant to the Compromise and Stipulation. Viscount paid to the Partnership $10,000 for the use of the engine during the month of August 1996, and continued through August 1996 to pay maintenance reserves pursuant to the lease terms.

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

The Stipulation and Agreement also provides that the Partnership, certain other Polaris entities, GECAS and FSB shall release any and all claims against Viscount, Viscount's bankruptcy estate, and the property of Viscount's bankruptcy estate, effective upon entry of a final non-appealable court order approving the Stipulation and Agreement. The Bankruptcy Court entered such an order approving the Stipulation and Agreement on October 23, 1996.

As a result of the Stipulation and Agreement, all disputes between the Partnership and Viscount have been resolved and there is no further pending litigation with Viscount. Viscount has ceased operations and is currently considered to be administratively insolvent, meaning that it does not have sufficient funds to fully pay costs and expenses incurred after the commencement of the bankruptcy case, which costs and expenses have priority over general unsecured claims.


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

Certain defendants, including Polaris Investment Management Corporation and the Partnership, filed a general denial on June 29, 1994 and a motion for summary judgment on June 17, 1994 on the basis that the statute of limitations has expired. On June 29, 1994 and July 14, 1994, respectively, plaintiffs filed their first amended original petition and second amended original petition, both of which added plaintiffs. On July 18, 1994, plaintiffs filed their response and opposition to defendants' motion for partial summary judgment and also moved for a continuance on the motion for partial summary judgment. On August 11, 1994, after plaintiffs again amended their petition to add numerous plaintiffs, the defendants withdrew their summary judgment motion and motion to stay discovery, without prejudice to refiling these motions at a later date. On January 9, 1997, the trial court issued a scheduling order setting a July 21, 1997 trial date.

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

Prudential Securities, Inc. reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. On February 26, 1997, the court issued an order notifying the remaining plaintiffs, who did not accept the settlement with the non-Prudential defendants, that the action would be dismissed on April 21, 1997 for want of prosecution unless the plaintiffs showed cause why the action should not be dismissed.

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

Other Proceedings - Part III, Item 10 discusses certain other actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. With the exception of Novak, et al
v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions.


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


b)       Number of Security Holders:

                                                Number of Record Holders
               Title of Class                   as of December 31, 1996
         ---------------------------        --------------------------------

         Limited Partnership Interest:                   15,888

         General Partnership Interest:                      1


c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning July 1986. Cash distributions to limited partners during 1996 and 1995 totaled $17,499,895 and $6,874,959 respectively. Cash distributions per limited partnership unit were $35.00 and $13.75 in 1996 and 1995, respectively.

Item 6.       Selected Financial Data


                                                     For the years ended December 31,
                                                     --------------------------------
                                        1996         1995          1994          1993           1992
                                        ----         ----          ----          ----           ----
Revenues                          $ 16,304,608  $ 21,093,341  $ 14,443,902  $ 15,558,866  $ 17,990,196


Net Income (Loss)                  (14,708,486)    5,717,065    (3,217,172)       48,114    (1,709,007)

Net Income (Loss)
  Allocated to Limited
  Partners                         (16,311,216)    4,972,468    (4,434,868)     (952,261)   (2,941,785)

Net Income (Loss) per
  Limited Partnership Unit              (32.62)         9.94         (8.87)        (1.91)        (5.88)

Cash Distributions per
  Limited Partnership
  Unit                                   35.00         13.75         25.00         20.00         25.00

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                      35.00         13.75         25.00         20.00         25.00


Total Assets                        87,622,742   107,820,317   110,568,377   129,706,547   141,436,928

Partners' Capital                   72,215,709   106,368,523   108,290,301   125,396,279   136,459,209

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 1996, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 22 used commercial jet aircraft, one spare engine and certain inventoried aircraft parts out of its original portfolio of 30 aircraft. The portfolio consists of 17 McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc. (TWA); one Boeing 737-200 aircraft, previously leased to Viscount Air Services, Inc. (Viscount); two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia); and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental). The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft have been disassembled for sale of their component parts. The Partnership sold one Boeing 727-200 aircraft, formerly leased to Delta Airlines, Inc. (Delta), in February 1995 as discussed below. The Partnership sold the airframe and one engine from the Boeing 737-200 Combi aircraft, formerly leased to Northwest Territorial Airways, Ltd. (NWT), in March 1996 as discussed below. The Partnership sold the remaining engine along with a Boeing 737-200 in January 1997.


Remarketing Update

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

Sale of Boeing 737-200 Aircraft - On January 30, 1997, one Boeing 737-200 formerly on lease to Viscount, was sold to American Aircarriers Support, Inc. on an "as-is, where-is" basis for $660,000 cash.

TWA Lease Extension - GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits", for 14 of the 18 Partnership aircraft currently on lease to TWA. The 14 aircraft to receive hushkits were designated by TWA. Installation of hushkits on 11 of the aircraft was completed in November 1996. Installation of hushkits on the remaining 3 aircraft was completed in February 1997.

The aggregate cost of the hushkit reconditioning for the 11 aircraft was $17,516,722, or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1996. The Partnership paid $3.3 million of the aggregate hushkit cost and the balance of $14,216,722 was financed by the engine/hushkit manufacturer over a 6-year period at an interest rate of approximately 10% per annum. The balance of the note payable at December 31, 1996 was $14,193,178.

The aggregate cost of the hushkit reconditioning for the 3 aircraft was $4,784,633 or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1997. The Partnership paid $900,000 of the aggregate hushkit cost and the balance of $3,884,633 was financed by the engine/hushkit manufacturer over a 6-year period at an interest rate of approximately 10% per annum. The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loan from the engine/hushkit manufacturer is non-recourse to the Partnership and secured by a security interest in the lease receivables. The leases for the 11 aircraft were extended for a period of eight years until November 2004. The leases for the 3 aircraft were extended for a period of eight years until February 2005.

Proposed Sale of Aircraft - The Partnership has received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase 7 of the Partnership's remaining aircraft (the "Aircraft") and certain of its notes receivables by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services, Ltd., a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $13,988,000 which would be allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser proposes to pay $1,575,888 of the Purchase Price in cash at the closing and the balance of $12,412,112 would be paid by delivery of a promissory note ( the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft
Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $1,222,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, each of the SPC's, including the Purchaser, is to enter into a management agreement with Purchaser's Manager pursuant to which Purchaser's Manager would provide all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $33,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

The Purchaser would be deemed to have purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing date. The Purchaser would have the right to receive all income and proceeds, including rents and notes receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note would commence bearing interest as of April 1, 1997.

The Partnership has agreed to consult with Purchaser's Manager before taking any significant action pertaining to the Aircraft after the effective date of the purchase offer. The Purchaser also has the right to make all significant decisions regarding the Aircraft from and after the date of completion of definitive documentation legally binding the Purchaser and the Partnership to the transaction, even if a delay occurs between the completion of such documentation and the closing of the title transfer to the Purchaser.

In the event the Partnership receives and elects to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deems more favorable, the Purchaser has the right to (I) match the offer, or (ii) decline to match the offer and be entitled to compensation in an amount equal to 1 1/2% of the Purchaser's proposed Purchase Price.

It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.


Partnership Operations

The Partnership recorded a net loss of $14,708,486, or $32.62 per limited partnership unit for the year ended December 31, 1996, compared to net income of $5,717,065, or $9.94 per limited partnership unit and a net loss of $3,217,172, or an allocated net loss of $8.87 per limited partnership unit, for the years ended December 31, 1995 and 1994, respectively. The net loss in 1994 resulted primarily from a decrease in rental revenue recognized from the Partnership's leases with TWA combined with maintenance expenses incurred from the TWA leases. Depreciation expense was substantially increased in 1994 for declines in the estimated realizable values of the Partnership's aircraft and aircraft inventory, as discussed later in the Industry Update section. The significant improvement in operating results in 1995 was primarily the result of substantially increased revenues combined with lower operating expenses in 1995 as compared to 1994. A substantial increase in depreciation expense, as discussed later in the Industry Update section, contributed to the net loss during 1996.

Rental revenues, net of related management fees, declined in 1996 as compared to 1995 primarily as a result of a decrease in rental revenue recognized in 1996 on the Partnership's leases with TWA. TWA rental revenues were higher in 1995 due to the receipt, during 1995, of certain deferred rental amounts from 1994 as discussed below. Rental revenues, net of related management fees, increased during 1995 as compared to 1994. In December 1994, GE Capital Aviation Services, Inc. (GECAS) negotiated a standstill agreement with TWA. That agreement provided for a deferral of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995. The Partnership did not recognize the rental amount deferred in 1994 of $1,575,000 as rental revenue until it was received in 1995. The Partnership has received from TWA all scheduled rent payments beginning in April 1995 and all scheduled deferred rental payments beginning in May 1995 through October 1995, including interest at a rate of 12% per annum. The increase in rental revenues in 1995, as compared to 1994, was partially offset by a provision for credit losses of $241,964 recorded in 1995 for certain rent, deferred rent and accrued interest receivables from Viscount as discussed below. Other factors contributing to the decreased rental revenues in 1996 were decreases in rental revenue from NWT and Viscount. The lease with NWT expired in October 1995 and the aircraft was then sold, resulting in higher rental revenues from this aircraft during 1995 as compared to 1996. Additionally, the default and bankruptcy by Viscount resulted in the return of the aircraft and engine to the Partnership during 1996, resulting in higher rental revenues from this aircraft during 1995 as compared to 1996.

In consideration for the rent deferral, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $218,171 in January 1995 as its share of such payment by TWA. This amount was recognized as other revenue in 1995. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock. The Partnership received warrants to purchase 227,133 shares of TWA Common Stock from TWA in November 1995 and has recognized the net warrant value as of the date of receipt of $1,772,206 as revenue in 1995. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share and has recognized a gain on the value of the warrants of $582,028 in 1995. The Partnership sold its TWA Common Stock in 1996. In addition, the Partnership recognized as other revenue in 1995 payments received from NWT aggregating approximately $647,000 in lieu of NWT performing required maintenance work on the aircraft it was leasing prior to its return to the Partnership. The Partnership also recognized as other revenue in 1995 maintenance reserves aggregating approximately $91,000 that were previously paid to the Partnership by a former lessee for the aircraft that was sold to AIA in February 1995.

On July 10, 1996, the Partnership entered into a proposed Stipulation and Order in which Pan Am agreed to allow the Partnership $2.5 million as an administrative expense priority claim and $56 million as a general unsecured claim. In May 1996, the Partnership received from Pan Am a payment of $567,500 on the administrative expense priority claim. In November 1996, the Partnership received an additional $9,000 payment on the administrative expense priority claim. The Partnership has recorded these payments as other revenue in claims related to lessee defaults in the 1996 statement of operations. It is unlikely that the Partnership will receive additional payments on the administrative expense priority claim. It cannot be estimated at this time when and if the general unsecured claim will be paid.

The Partnership incurred interest expense during 1996 as the result of the Partnership installing hushkits on 11 of its aircraft during 1996. The aggregate cost of the hushkit reconditioning for the 11 aircraft was $17,516,722, or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1996. The Partnership paid $3.3 million of the aggregate hushkit cost and the balance of $14,216,722 was financed by the engine/hushkit manufacturer over a 6-year period at an interest rate of 10% per annum. The balance of the note payable at December 31, 1996 was $14,193,178.

Operating expenses significantly decreased in 1996 and 1995 as compared to 1994. As part of the TWA lease extension in 1991 as discussed in Note 6 to the financial statements (Item 8), the Partnership agreed to share the cost of meeting certain Airworthiness Directives (ADs) after TWA successfully reorganized in 1993. The agreement stipulated that such costs incurred by TWA may be credited against monthly rentals, subject to annual limitations and a maximum of $500,000 per aircraft through the end of the leases. In accordance with the cost sharing agreement, the Partnership recognized as operating expense $3.6 million of these AD expenses during 1994. No operating expenses relating to the TWA aircraft were recognized by the Partnership during 1995 and 1996.

As discussed later in the Industry Update section, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the adjusted estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense.

The Partnership recognized approximately $17.0 million, $2.4 million and $1.6 million of this deficiency as increased depreciation expense in 1996, 1995 and 1994, respectively. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 13, the Partnership accepted an offer to purchase 7 of the Partnership's remaining aircraft subject to each aircraft's existing lease and certain notes receivable. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the proposed purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies. The 1995 downward adjustment was the result of the reduction of the net book value to the estimated net realizable value of the Boeing 737- 200 Combi aircraft sold to Westjet in 1996 as previously discussed. Approximately $1.03 million of the 1994 adjustment was the result of the reduction of the net book value to the estimated net realizable value of the Boeing 727-200 aircraft sold to AIA in February 1995 as previously discussed.

The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. The Partnership also made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995 and 1994. For any downward adjustment to the estimated residual values, future depreciation expense over the projected remaining economic life of the aircraft is increased. The Partnership's earnings are impacted by the net effect of the adjustments to the aircraft carrying values recorded in 1996, 1995 and 1994 and the downward adjustments to the estimated residual values recorded in 1995 and 1994 as discussed later in the Industry Update section.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from Continental, Continental Micronesia and TWA on a current basis. As discussed above, TWA repaid its deferred rents in full with interest by October 1995. The Partnership also received from TWA warrants to purchase 227,133 shares of TWA Common Stock and a payment of $218,171 in consideration for the rent deferral. The Partnership exercised the warrants in 1995 and sold the TWA Common Stock in the first quarter of 1996, net of broker commissions, for $2,406,479.

As further discussed in Note 8 to the financial statements, the Partnership recorded allowances for credit losses of $241,964 and $100,409 in 1995 and 1996, respectively, for the aggregate unsecured receivables from Viscount. The line of credit, which was advanced to Viscount in 1994, was, in accordance with the Compromise and Stipulation, secured by certain of Viscount's trade receivables and spare parts. The Stipulation and Agreement releases the Partnership's claim against Viscount's trade receivables. As a result, the Partnership recorded an additional allowance for credit losses of $92,508 during 1996, representing Viscount's outstanding balance of the line of credit and accrued interest. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during 1996, all notes, rents and interest receivable balances from Viscount.

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

ALG, Inc. (ALG) was required to pay the Partnership a balloon payment of $897,932 in January 1995 on their promissory note. ALG paid to the Partnership $19,138 of the balloon payment in January 1995, originating an event of default under the note. The Partnership and ALG subsequently restructured the terms of the promissory note. The renegotiated terms specified payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1995 of $254,733, eleven monthly payments of $25,600 beginning in February 1995, and a balloon payment in January 1996 of $416,631. The Partnership received all scheduled renegotiated payments due from ALG through December 31, 1995. ALG did not pay the balloon payment due in January 1996. The Partnership and ALG once again restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1996 of $135,258 and eleven payments of $27,272 beginning in February 1996 through December 1996. ALG paid the note in full in 1996.

The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit to AIA in February 1995 as previously discussed. The agreement with AIA specifies payment of the sales price in 36 monthly installments of $55,000 beginning in March 1995. The Partnership has received all scheduled payments due from AIA.

In March 1996, the Partnership sold its Boeing 737-200 Combi aircraft to Westjet as previously discussed. The Partnership received a security deposit of approximately $88,000 from Westjet in December 1995 which was applied to the sales price of approximately $896,000. The Partnership agreed to accept payment of the balance of the sales price in 22 monthly installments, with interest at a rate of 10% per annum beginning in March 1996. The Partnership has received all scheduled payments from Westjet.

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances, if any, remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserves balances aggregate $223,528 as of December 31, 1996.

Payments of $260,234 have been received during 1996 from the sale of inventoried parts from the six disassembled aircraft. The Partnership is retaining cash reserves to meet obligations under the TWA, Continental and Continental Micronesia lease agreements and to cover the costs that the Partnership incurred relating to the Viscount default and bankruptcy filing, including potential aircraft maintenance, remarketing and transition costs.

Cash Distributions - Cash distributions to limited partners were $17,499,895, $6,874,959, and $12,499,925 in 1996, 1995 and 1994, respectively. Cash distributions per limited partnership unit were $35.00, $13.75 and $25.00 per limited partnership unit in 1996, 1995 and 1994, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements including; the receipt of rental payments from TWA, Continental and Continental Micronesia; the receipt of modification financing payments from Continental and Continental Micronesia; the receipt of sales proceeds from AIA and Westjet; the receipt of payments generated from the aircraft disassembly process; and the receipt of proceeds from the sale of the aircraft and engine returned by Viscount.


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

On June 30, 1995, TWA filed its prepackaged Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Missouri. On August 4, 1995, the Bankruptcy Court confirmed TWA's plan of reorganization, which became effective on August 23, 1995. Pursuant to the Amended Deferral Agreement, on the confirmation date of the plan, August 4, 1995, the Partnership received a payment of $1,217,989 from TWA which represented fifty percent (50%) of the deferred rent outstanding plus interest as of such date. The remaining balance of deferred rent plus interest was paid in full to the Partnership on October 2, 1995. TWA has been current with its obligation to the Partnership since August 1995. While TWA has committed to an uninterrupted flow of lease payments, there can be no assurance that TWA will continue to honor its obligations in the future.

The Partnership received warrants to purchase 227,133 shares of TWA Common Stock from TWA in November 1995 and recognized the net warrant value as of the date of receipt of $1,772,206 as revenue in the 1995 statement of operations. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share and has recognized a gain on the value of the warrants of $582,028 in the 1995 statement of operations. The TWA Common Stock was classified as trading securities in 1995 because the Partnership intended to sell the stock in the near term. The fair market value of the TWA stock at December 31, 1995 of $2,356,506 is reflected in the Partnership's December 31, 1995 balance sheet (Item 8). The Partnership sold the TWA Common Stock in the first quarter of 1996, net of broker commissions, for $2,406,479.


Viscount Default and Bankruptcy Filing

On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. In April 1996, GECAS, on behalf of the Partnership, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), the owner/trustee under the Partnership's leases with Viscount (the Leases), Viscount, certain guarantors of Viscount's indebtedness and others executed in April 1996 a Compromise of Claims and Stipulation under Section 1110 of the Bankruptcy Code (the Compromise and Stipulation), which was subsequently approved by the Bankruptcy Court. The Compromise and Stipulation provided, among other things, that Viscount rejected the lease of the Partnership's aircraft. The rejection of the lease gave rise to a pre-petition unsecured claim in Viscount's bankruptcy for breach of contract damages. Notwithstanding Viscount's rejection of the Partnership's aircraft lease, Viscount continued to possess and use the Partnership's engine and refused to return various aircraft parts removed from the Partnership's aircraft.

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

In accordance with the Stipulation and Agreement, Viscount returned the Partnership's engine on October 1, 1996. GECAS, on behalf of the Polaris Entities, is evaluating the spare parts inventory to which Viscount relinquished possession in order to determine its condition and value, the portion allocable to the Partnership, and the Partnership's alternatives for the use and/or disposition of such parts. A significant portion of the spare parts inventory is currently in the possession of third party maintenance and repair facilities with whom GECAS anticipates that it will need to negotiate for the repair and/or return of these parts.

The Stipulation and Agreement also provides that the Polaris Entities, GECAS and FSB would release any and all claims against Viscount, Viscount's bankruptcy estate, and the property of Viscount's bankruptcy estate, effective upon entry of a final non-appealable court order approving the Stipulation and Agreement. The Bankruptcy Court entered such an order approving the Stipulation and Agreement on October 23, 1996.

The Partnership recorded allowances for credit losses of $342,373 for the aggregate unsecured receivables from Viscount. The line of credit, which was advanced to Viscount in 1994, was, in accordance with the Compromise and Stipulation, secured by certain of Viscount's trade receivables and spare parts. The Stipulation and Agreement releases the Partnership's claim against Viscount's trade receivables. As a result, the Partnership recorded an additional allowance for credit losses of $92,508 during 1996, representing Viscount's outstanding balance of the line of credit and accrued interest. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during 1996, all notes, rents and interest receivable balances from Viscount.

The Partnership evaluated the airframe and engines previously leased to Viscount for potential re-lease or sale and estimated that maintenance and refurbishment costs aggregating approximately $1.6 million would be required to re-lease the airframe and engines. Alternatively, a sale of the airframe and engines would likely be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs.

The aircraft was sold in January 1997 for $660,000. As discussed in Note 3, in accordance with SFAS No. 121, the Partnership recognized an impairment loss of $300,000 on this aircraft which was recorded as additional depreciation expense during 1996.

Viscount's failure to perform its financial obligations to the Partnership has had a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $147,000, which are reflected in operating expense in the Partnership's 1996 statement of operations.


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

In 1996, the manufacturer proposed certain Boeing 737 rudder system product improvements of which some will be mandated by the FAA. Airworthiness Directives issued in the last quarter of 1996 and the first quarter of 1997 on this subject have not been of significant maintenance cost impact. The cost of compliance with future FAA maintenance requirements not yet issued is not determinable at this time.

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

Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft and have been added to eleven of the Partnership's aircraft in 1996 and to three of their aircraft in 1997. However, while technically feasible, hushkits may not be cost effective due to the age of the aircraft and the time required to fully amortize the additional investment. The general partner has evaluated, as appropriate, the potential benefits of installing hushkits on some or all of the Partnership's aircraft.

Implementation of the Stage 3 standards has adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards after the applicable dates.

Demand for Aircraft - Industry-wide, approximately 280 commercial jet aircraft were available at December 31, 1996 for sale or lease, approximately 195 less than a year ago, and at under 2.5% of the total available jet aircraft fleet, this is the lowest level of availability since 1988. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following three years of good traffic growth accompanied by rising yields, this trend is reversing with many airlines reporting record profits. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, whereas older Stage 2 narrow-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period.

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

Effects on the Partnership's Aircraft - The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995 and 1994. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized impairments on aircraft to be held and used by the Partnership of approximately $17.0 million, $2.4 million and $1.6 million, or $33.97, $4.75 and $3.18 per limited Partnership unit, in 1996, 1995 and 1994, respectively. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in
Note 13, the Partnership accepted an offer to purchase seven of the Partnership's remaining aircraft subject to each aircraft's existing lease and certain notes receivable. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the proposed purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to executing definitive documentation and various other contingencies. The 1995 downward adjustment was the result of the reduction of the net book value to the estimated net realizable value of the Boeing 737- 200 Combi aircraft sold to Westjet in 1996. Approximately $1.03 million of the 1994 adjustment was the result of the reduction of the net book value to the estimated net realizable value of the Boeing 727-200 aircraft sold to AIA in February 1995. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying value of the aircraft recorded in 1996, 1995 and 1994 (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values recorded in 1995 and 1994 (which has the effect of increasing future depreciation expense). The net effect of the 1994 adjustments to the estimated residual values and the adjustments to the carrying value of the aircraft recorded in 1994 is to cause the Partnership to recognize increased depreciation expense of approximately $626,000 per year beginning in 1995 through the end of the estimated economic lives of the aircraft. The net effect of the 1995 adjustments to the estimated residual values and the adjustments to the carrying value of the aircraft recorded in 1995 is to cause the Partnership to recognize increased depreciation expense of approximately $866,000 per year beginning in 1996 through the end of the estimated economic lives of the aircraft.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the projected net undiscounted cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

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

The Partnership periodically reviews its aircraft for impairment in accordance with SFAS No. 121. Using an estimate of the fair value of the Partnership's aircraft to measure impairment may result in greater write-downs than would be recognized under the accounting method previously applied by the Partnership. The Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

The Partnership's leases expire between February 1998 and February 2005. To the extent that the Partnership's Boeing and McDonnell Douglas aircraft continue to be significantly affected by industry events, the Partnership will evaluate each aircraft as it comes off lease or is returned to the Partnership to determine whether a re-lease or a sale at the then-current market rates would be most beneficial for unit holders.

Item 8.       Financial Statements and Supplementary Data











                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund II,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
    March 3, 1997

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                      1996           1995
                                                 ------------   ------------
ASSETS:

CASH AND CASH EQUIVALENTS                        $ 22,224,813   $ 25,884,742

MARKETABLE SECURITIES, trading                           --        2,356,506

RENT AND OTHER RECEIVABLES, net of allowance
  for credit losses of $0 in 1996 and $241,964
  in 1995                                               6,648          8,965

NOTES RECEIVABLE                                    1,522,956      2,679,486

AIRCRAFT, net of accumulated depreciation of
  $120,260,981 in 1996 and $97,407,528 in 1995     63,638,062     76,487,365

AIRCRAFT INVENTORY                                    113,248        373,483

OTHER ASSETS                                          117,015         29,770
                                                 ------------   ------------

                                                 $ 87,622,742   $107,820,317
                                                 ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                            $     66,631   $     92,511

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                         209,781         87,356

SECURITY DEPOSITS                                     116,000        450,000

MAINTENANCE RESERVES                                  223,528        179,185

DEFERRED INCOME                                       597,915        642,742

NOTES PAYABLE                                      14,193,178           --
                                                 ------------   ------------

       Total Liabilities                           15,407,033      1,451,794
                                                 ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                  (1,480,858)    (1,139,155)
  Limited Partners, 499,997 units
    issued and outstanding                         73,696,567    107,507,678
                                                 ------------   ------------

       Total Partners' Capital                     72,215,709    106,368,523
                                                 ------------   ------------

                                                 $ 87,622,742   $107,820,317
                                                 ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                        1996          1995          1994
                                    ------------  ------------  ------------
REVENUES:
    Rent from operating leases      $ 14,172,153  $ 16,114,000  $ 12,933,795
    Receipt of lessee stock
     warrants                               --       1,772,206          --
    Gain on trading securities            49,974       582,028          --
    Interest                           1,505,981     1,667,397       820,362
    Claims related to lessee
     defaults                            576,500          --            --
    Other                                   --         957,710       689,745
                                    ------------  ------------  ------------

         Total Revenues               16,304,608    21,093,341    14,443,902
                                    ------------  ------------  ------------

EXPENSES:
    Depreciation                      29,470,353    13,895,184    13,045,238
    Management fees to general
     partner                             667,678       752,384       615,940
    Provision for credit losses          192,917       241,964          --
    Operating                            244,494       150,161     3,738,938
    Interest                             134,341          --            --
    Administration and other             303,311       336,583       260,958
                                    ------------  ------------  ------------

         Total Expenses               31,031,094    15,376,276    17,661,074
                                    ------------  ------------  ------------

NET INCOME (LOSS)                   $(14,708,486) $  5,717,065  $ (3,217,172)
                                    ============  ============  ============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER             $  1,602,730  $    744,597  $  1,217,696
                                    ============  ============  ============

NET INCOME (LOSS) ALLOCATED
    TO LIMITED PARTNERS             $(16,311,216) $  4,972,468  $ (4,434,868)
                                    ============  ============  ============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                $     (32.62) $       9.94  $      (8.87)
                                    ============  ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                       General      Limited
                                       Partner      Partners        Total
                                       -------      --------        -----


Balance, December 31, 1993          $   (948,683) $126,344,962  $125,396,279

    Net income (loss)                  1,217,696    (4,434,868)   (3,217,172)

    Cash distributions to partners    (1,388,881)  (12,499,925)  (13,888,806)
                                    ------------  ------------  ------------

Balance, December 31, 1994            (1,119,868)  109,410,169   108,290,301

    Net income                           744,597     4,972,468     5,717,065

    Cash distributions to partners      (763,884)   (6,874,959)   (7,638,843)
                                    ------------  ------------  ------------

Balance, December 31, 1995            (1,139,155)  107,507,678   106,368,523

    Net income (loss)                  1,602,730   (16,311,216)  (14,708,486)

    Cash distributions to partners    (1,944,433)  (17,499,895)  (19,444,328)
                                    ------------  ------------  ------------

Balance, December 31, 1996          $ (1,480,858) $ 73,696,567  $ 72,215,709
                                    ============  ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                         1996          1995          1994
                                    ------------  ------------  ------------
OPERATING ACTIVITIES:
  Net income (loss)                 $(14,708,486) $  5,717,065  $ (3,217,172)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities:
     Depreciation                     29,470,353    13,895,184    13,045,238
     Provision for credit losses         192,917       241,964          --
     Changes in operating assets
      and liabilities:
       Decrease (increase) in
         marketable securities,
         trading                       2,356,506    (2,356,506)         --
       Decrease (increase) in rent
         and other receivables          (101,959)       41,132      (254,328)
       Increase in other assets          (87,245)         --            --
       Increase (decrease) in
         payable to affiliates           (25,880)     (610,330)      650,567
       Increase (decrease) in
         accounts payable and accrued
         liabilities                     122,425        48,693    (2,517,662)
       Increase (decrease) in
         security deposits              (334,000)      278,860       (18,424)
       Increase (decrease) in
         maintenance reserves             44,343      (543,505)     (146,673)
       Decrease in deferred income       (44,827)         --            --
                                    ------------  ------------  ------------

          Net cash provided by
           operating activities       16,884,147    16,712,557     7,541,546
                                    ------------  ------------  ------------

INVESTING ACTIVITIES:
  Increase in notes receivable              --            --      (2,304,533)
  Increase in aircraft capitalized
   costs                             (17,516,722)         --            --
  Principal payments on notes
   receivable                          1,963,561     1,873,751       545,409
  Net proceeds from sale of
   aircraft inventory                    260,235       275,130       323,448
                                    ------------  ------------  ------------

          Net cash provided by
           (used in) investing
           activities                (15,292,926)    2,148,881    (1,435,676)
                                    ------------  ------------  ------------

FINANCING ACTIVITIES:
  Increase in note payable            14,216,722          --            --
  Principal payments on notes
   payable                               (23,544)         --            --
  Cash distributions to partners     (19,444,328)   (7,638,843)  (13,888,806)
                                    ------------  ------------  ------------

          Net cash used in
           financing activities       (5,251,150)   (7,638,843)  (13,888,806)
                                    ------------  ------------  ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                         (3,659,929)   11,222,595    (7,782,936)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                   25,884,742    14,662,147    22,445,083
                                    ------------  ------------  ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                       $ 22,224,813  $ 25,884,742  $ 14,662,147
                                    ============  ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



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

Marketable Securities, trading - Marketable Securities, trading, were carried at fair value, which was determined based on quoted market prices. These securities were held for sale in the near term (Note 6).

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards
(SFAS) No. 121, as discussed in Note 3, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement.

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

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income or loss and the number of units outstanding for the years ended December 31, 1996, 1995 and 1994.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Receivables - The Partnership recorded an allowance for credit losses for certain impaired note and rents receivable as a result of uncertainties regarding their collection as discussed in Note 8. The Partnership recognizes revenue on impaired notes and receivables only as payments are received.

                                                    1996           1995
                                                    ----           ----

      Allowance for credit losses,
         beginning of year                      $  (241,964)  $(1,575,000)
      Provision for credit losses                  (192,917)     (241,964)
      Write-downs                                   434,881           -
      Collections                                       -       1,575,000
                                                -----------   -----------
      Allowance for credit losses,
         end of year                            $       -     $  (241,964)
                                                ===========   ===========


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

Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to related parties are described in Note 10.


3.    Aircraft

At December 31, 1996, the Partnership owned 22 aircraft and certain inventoried aircraft parts from its original portfolio of 30 used commercial jet aircraft, which were acquired, leased or sold as discussed below. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term, in certain of the leases the Partnership has agreed to share in the cost of compliance with ADs. In addition to basic rent, one lessee was required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. In the event of a lessee default, these return conditions are not likely to be met. Certain leases also provide that, if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability to these lessees, if any, cannot currently be estimated and therefore is not reflected in the financial statements.

The following table describes the Partnership's aircraft portfolio at December 31, 1996 in greater detail:

                                                           Year of
Aircraft Type                          Serial Number     Manufacture
-------------                          -------------     -----------
Boeing 727-200 Advanced                    21426            1977
Boeing 727-200 Advanced                    21427            1977
Boeing 727-200 Advanced                    21947            1979
Boeing 737-200 (1)                         19609            1968
McDonnell Douglas DC-9-30                  47082            1967
McDonnell Douglas DC-9-30                  47096            1967
McDonnell Douglas DC-9-30                  47135            1968
McDonnell Douglas DC-9-30                  47137            1968
McDonnell Douglas DC-9-30                  47249            1968
McDonnell Douglas DC-9-30                  47251            1968
McDonnell Douglas DC-9-30                  47343            1969
McDonnell Douglas DC-9-30                  47345            1969
McDonnell Douglas DC-9-30                  47411            1969
McDonnell Douglas DC-9-30                  47412            1969
McDonnell Douglas DC-9-30                  47027            1967
McDonnell Douglas DC-9-30                  47107            1968
McDonnell Douglas DC-9-30                  47108            1968
McDonnell Douglas DC-9-30                  47174            1968
McDonnell Douglas DC-9-30                  47324            1969
McDonnell Douglas DC-9-30                  47357            1969
McDonnell Douglas DC-9-30                  47734            1977
McDonnell Douglas DC-9-40                  47617            1975

(1) Aircraft sold in 1997 (Note 13).

One Boeing 737-200 - This aircraft was acquired for $6,766,166 in 1986 and leased to various lessees until 1989, when Braniff, Inc. (Braniff) defaulted on its lease. The aircraft remained off lease until March 1991. The aircraft was then leased to SABA Airlines, S.A. (SABA) at approximately 70% of the prior rate until February 1992, when the aircraft was repossessed by the Partnership after SABA defaulted under its lease. In November 1992, the aircraft was re-leased for five years to Viscount Air Services, Inc. (Viscount) at approximately 56% of the prior lease rate. Viscount defaulted on the lease and returned the aircraft to the Partnership as discussed in Note 8. An engine for the aircraft was leased from an affiliate (Note 10) . The aircraft was sold in January 1997 as discussed in Note 13.

Seven Boeing 727-200 - These aircraft were acquired for $38,986,145 during 1986 and leased to Pan American World Airways, Inc. (Pan Am) until 1991, when the lease was terminated due to Pan Am's bankruptcy filing. The Partnership has transferred six of these aircraft to aircraft inventory and has disassembled them for sale of the component parts (Note 5). One hushkit set from the aircraft was sold in January 1993 and two additional hushkit sets from the aircraft were sold in September 1993.

The remaining aircraft was leased to Delta Airlines, Inc. (Delta) in September 1991. Delta returned the aircraft at the end of September 1993, following several month-by-month lease extensions since the original lease termination date in April 1993. The Partnership adjusted the book value of this aircraft to its estimated net realizable value by increasing depreciation expense approximately $1.03 million in 1994. During 1995, the Partnership recognized as other revenue maintenance reserves aggregating approximately $91,000 that were previously paid to the Partnership by Delta. The aircraft was sold to American International Airways Limited (AIA) in February 1995 for a sales price of $1,771,805. The Partnership recorded no gain or loss on the sale, as the sales price equaled the net book value of the aircraft and hushkit. The Partnership agreed to accept payment of the sales price in 36 monthly installments of $55,000, with interest at a rate of 7.5% per annum, beginning in March 1995. The Partnership recorded a note receivable for the sales price and has received all scheduled principal and interest payments due from AIA through December 31, 1996, including one additional principal payment of $410,229 received in May 1995. The note receivable balance as of December 31, 1996 and 1995 was $275,226 and $889,351, respectively.

One Boeing 737-200 Combi - This aircraft was acquired for $7,582,572 in 1986 and leased to Presidential Airways, Inc. (Presidential), until Presidential's default in 1989. The aircraft was then leased to Air Zaire, Inc. until its return to the Partnership in 1991. In August 1992, the Partnership leased the aircraft to Northwest Territorial Airways, Ltd. (NWT) through March 1994. An engine for the aircraft was leased from an affiliate through April 1994 (Note
10). The Partnership performed certain maintenance and modification work on the aircraft then negotiated a new lease with NWT for 16 months commencing in June 1994. The new lease rate was approximately 108% of NWT's prior rental rate. The new lease expired in October 1995. As specified in the lease, NWT was required to perform certain maintenance work on the aircraft prior to its return. NWT returned the aircraft without performing the required maintenance work, which constituted a default under the lease. The Partnership and NWT subsequently reached an agreement by which NWT paid to the Partnership in December 1995 approximately $457,000 and the Partnership was entitled to retain NWT's security deposit of approximately $101,000 in lieu of NWT performing the required maintenance work on the aircraft. The Partnership recorded these amounts as other revenue in the accompanying 1995 statement of operations.

In March 1996, the Partnership sold the airframe and one engine from the Boeing 737-200 Combi aircraft to Westjet Airlines, Ltd. (Westjet). The security deposit of approximately $88,000 received from WestJet in December 1995 was applied to the sales price of approximately $896,000. The Partnership recorded no gain or loss on the sale as the sales price equaled the net book value of the airframe and engine. The Partnership agreed to accept payment of the balance of the sales price in 22 monthly installments, with interest at a rate of 10% per annum, beginning in March 1996. WestJet is current on its scheduled payments to the Partnership. The note receivable balance as of December 31, 1996 was $477,990. The remaining engine was sold with one Boeing 737-200 to American Aircarriers Support, Inc. in January 1997.

17 McDonnell Douglas DC-9-30 and One McDonnell Douglas DC-9-40 - These aircraft were acquired for $122,222,040 during 1986 and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended in 1991 prior to TWA's bankruptcy filing as discussed in Note 6. Two of the aircraft have a lease expiration date of February 1998 and two other aircraft have a lease expiration date of November 1998. The leases for 11 of the aircraft that previously had lease expiration dates in 1998 were extended for eight years until November 2004. The leases for three of the aircraft that previously had lease expiration dates in 1998 were extended in February 1997 for eight years until February 2005.

Three Boeing 727-200 Advanced - These aircraft were acquired for $36,364,929 during 1987 and leased to Alaska Airlines, Inc. (Alaska) until September 1992. One of the aircraft was re-leased to Continental from April 1993 until April 1998. The remaining two aircraft were re-leased to Continental Micronesia, Inc. (Continental Micronesia), an affiliate of Continental, from May and June 1993 until April 1998. All three of the aircraft are leased at approximately 55% of the prior lease rates. The leases stipulate that the Partnership reimburse Continental for the cost of cockpit modifications up to $600,000 per aircraft. In accordance with the cost sharing agreement, in January 1994, the Partnership reimbursed Continental $1.8 million for cockpit modifications, which was capitalized by the Partnership. The three leases also stipulate that the Partnership will provide financing of up to $815,000 per aircraft for new image modifications. The Partnership financed $2,177,533 for new image modifications during January 1994, which is being repaid with interest over the lease terms of the aircraft, beginning in February 1994. The Partnership has received all scheduled principal and interest payments due from Continental and Continental Micronesia through December 31, 1996. The aggregate note receivable balance as of December 31, 1996 and 1995 was $769,740 and $1,289,328, respectively. The leases with Continental and Continental Micronesia also stipulate that the Partnership share in the cost of meeting certain ADs, which cannot be estimated at this time.

The following is a schedule by year of future minimum rental revenue under the existing leases:

                   Year                            Amount
                   ----                            ------
                   1997                        $ 17,789,726
                   1998                          16,540,000
                   1999                          14,280,000
                   2000                          14,280,000
                   2001 and thereafter           43,955,000
                                               ------------

                   Total                       $106,844,726
                                               ============

Future minimum rental payments may be offset or reduced by future costs as described above and in Note 6.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the projected undiscounted net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

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

As discussed in Note 1, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995 and 1994.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying values of the aircraft (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values (which has the effect of increasing future depreciation expense).

As discussed above, the Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

The Partnership recognized impairment losses on aircraft to be held and used by the Partnership aggregating approximately $17.0 million, $2.4 million and approximately $1.6 million, or $33.97, $4.75 and $3.18 per limited Partnership unit, as increased depreciation expense in 1996, 1995 and 1994, respectively. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in
Note 13, the Partnership accepted an offer to purchase seven of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the proposed purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to executing definitive documentation and various other contingencies. The 1995 and 1994 downward adjustments were the result of reductions in the net book value of certain aircraft to their estimated net realizable value. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.



4.       Sale of Equipment

One hushkit set from the aircraft formerly leased to Pan Am (Note 3) was sold in January 1993 to ALG for $1,750,000. ALG paid cash for a portion of the sales price and issued an 11% interest-bearing promissory note for the balance of $1,132,363, which specified 23 equal monthly payments and a balloon payment of $897,932 due in January 1995. ALG paid to the Partnership $19,138 of the balloon payment in January 1995, originating an event of default under the note. The Partnership and ALG subsequently restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1995 of $254,733, eleven monthly payments of $25,600 beginning in February 1995, and a balloon payment in January 1996 of $416,631. In January 1996, the Partnership and ALG once again restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with a lump sum payment in January 1996 of $135,258 and eleven payments of $27,272 beginning in February 1996 through December 1996. The note receivable balance as of December 31, 1995 was $412,166. ALG paid the note in full during 1996.

5.       Disassembly of aircraft

In an attempt to maximize the economic return from the remaining six aircraft formerly leased to Pan Am, the Partnership entered into an agreement with Soundair, Inc. (Soundair) in October 1992, for the disassembly and sale of certain of the Partnership's aircraft. The Partnership has incurred the cost of disassembly and will receive the proceeds from the sale of such parts, net of overhaul expenses if necessary, and commissions paid to Soundair. Disassembly of the six aircraft has been completed. The Partnership has received net proceeds from the sale of aircraft inventory of $260,234, $275,130 and $323,448 during 1996, 1995 and 1994, respectively.

During 1995 and 1994, the Partnership recorded additional downward adjustments to the inventory value of $200,000 and $72,000, respectively, to reflect the then current estimate of net realizable aircraft inventory value. These adjustments are reflected as increased depreciation expense in the accompanying statements of operations.


6.       TWA Reorganization

The Partnership renegotiated the TWA leases after TWA defaulted under its leases with the Partnership during 1991. The renegotiated agreement stipulated that the Partnership share in the cost of certain Airworthiness Directives after TWA successfully reorganized. Pursuant to this cost-sharing agreement, since TWA emerged from its reorganization proceedings in 1993, expenses totaling $6.3 million ($2.7 million in 1993 and $3.6 million in 1994) have been offset against rental payments. Under the terms of this agreement, TWA may offset up to an additional $2.7 million against rental payments, subject to annual limitations, over the remaining lease terms.

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

The Deferral Agreement provided for (i) a moratorium on the rents due to the Partnership in November 1994 and on 75% of the rents due to the Partnership from December 1994 through March 1995, and (ii) all of the deferred rents, together with interest thereon, to be repaid in monthly installments beginning in May 1995 and ending in December 1995. The repayment schedule was subsequently accelerated upon confirmation of TWA's bankruptcy plan. The Partnership did not recognize either the $1.575 million rental amount deferred in 1994 or the $2.025 million rental amount deferred during the first quarter of 1995 as rental revenue until the deferred rents were received. The deferred rents were paid in full by October 1995. While TWA has committed to an uninterrupted flow of lease payments, there can be no assurance that TWA will continue to honor its obligations in the future.

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

In order to resolve certain issues that arose after the execution of the Deferral Agreement, TWA and GECAS entered into a letter agreement dated June 27, 1995, pursuant to which they agreed to amend certain provisions of the Deferral Agreement (as so amended, the Amended Deferral Agreement). The effect of the Amended Deferral Agreement, which was approved by PIMC with respect to the Partnership's aircraft, is that TWA, in addition to agreeing to repay the deferred rents to the Partnership, agreed (i) to a fixed payment amount (payable in warrants, the number of which was determined by formula) in consideration for the aircraft owners' agreement to defer rent under the Deferral Agreement, and,
(ii) to the extent the market value of the warrants is less than the payment amount, to supply maintenance services to the aircraft owners having a value equal to such deficiency. The payment amount was determined by subtracting certain maintenance reimbursements owed to TWA by certain aircraft owners, including the Partnership, from the aggregate amount of deferred rents.

The Partnership received warrants to purchase 227,133 shares of TWA Common Stock from TWA in November 1995. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share. The fair market value of the TWA stock at December 31, 1995 of $2,356,506, which was determined based on quoted market prices, is reflected in the accompanying December 31, 1995 balance sheet. The Partnership sold the TWA Common Stock by February 1996, net of broker commissions, for $2,406,479 and recognized a gain on trading securities of $49,974 in 1996.


7.       TWA Lease Extension

GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits", for 14 of the 18 Partnership aircraft currently on lease to TWA, as well as other aircraft owned by affiliates of PIMC and leased to TWA. The 14 aircraft that received hushkits were designated by TWA. The hushkits recondition the aircraft so as to meet Stage 3 noise level restrictions. Hushkits were installed on 11 of the Partnership's aircraft during 1996 and the leases for these 11 aircraft were extended for a period of eight years until November 2004. Hushkits were installed on the remaining three aircraft during February 1997 as discussed in
Note 13.

The aggregate cost of the hushkit reconditioning for the 11 aircraft was $17,516,722, or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1996. The Partnership paid $3.3 million of the aggregate hushkit cost and the balance of $14,216,722 was financed by the engine/hushkit manufacturer over a 6-year period at an interest rate of approximately 10% per annum. The balance of the note payable at December 31, 1996 was $14,193,178.

The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loan from the engine/hushkit manufacturer is non-recourse to the Partnership and secured by a security interest in the lease receivables.


8.       Viscount Restructuring Agreement and Default

On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in

Tucson, Arizona. In April 1996, GECAS, on behalf of the Partnership, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), the owner/trustee under the Partnership's leases with Viscount (the Leases), Viscount, certain guarantors of Viscount's indebtedness and others executed in April 1996 a Compromise of Claims and Stipulation under Section 1110 of the Bankruptcy Code (the Compromise and Stipulation), which was subsequently approved by the Bankruptcy Court. The Compromise and Stipulation provided, among other things, that Viscount rejected the lease of the Partnership's aircraft. The rejection of the lease gave rise to a pre-petition unsecured claim in Viscount's bankruptcy for breach of contract damages. Notwithstanding Viscount's rejection of the Partnership's aircraft lease, Viscount continued to possess and use the Partnership's engine and refused to return various aircraft parts removed from the Partnership's aircraft.

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

On July 12, 1996, GECAS and FSB filed a motion in Viscount's bankruptcy case to recover the engines and parts leased in connection with the Partnership's aircraft. GECAS and FSB asserted that these engines and parts should have been delivered to FSB pursuant to the Compromise and Stipulation. Viscount paid to the Partnership $10,000 for the use of the engine during the month of August 1996, and continued through August 1996 to pay maintenance reserves pursuant to the lease terms.

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

In accordance with the Stipulation and Agreement, Viscount returned the Partnership's engine on October 1, 1996. GECAS, on behalf of the Polaris Entities, is evaluating the spare parts inventory to which Viscount relinquished possession in order to determine its condition and value, the portion allocable to the Partnership, and the Partnership's alternatives for the use and/or disposition of such parts. A significant portion of the spare parts inventory is currently in the possession of third party maintenance and repair facilities with whom GECAS anticipates that it will need to negotiate for the repair and/or return of these parts.

The Stipulation and Agreement also provides that the Polaris Entities, GECAS and FSB would release any and all claims against Viscount, Viscount's bankruptcy estate, and the property of Viscount's bankruptcy estate, effective upon entry of a final non-appealable court order approving the Stipulation and Agreement. The Bankruptcy Court entered such an order approving the Stipulation and Agreement on October 23, 1996.

The Partnership recorded allowances for credit losses of $241,964 and $100,409 in 1995 and 1996, respectively, for the aggregate unsecured receivables from Viscount. The line of credit, which was advanced to Viscount in 1994, was, in accordance with the Compromise and Stipulation, secured by certain of Viscount's trade receivables and spare parts. The Stipulation and Agreement releases the Partnership's claim against Viscount's trade receivables. As a result, the Partnership recorded an additional allowance for credit losses of $92,508 during 1996, representing Viscount's outstanding balance of the line of credit and accrued interest. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during 1996, all notes, rents and interest receivable balances from Viscount.

The Partnership has evaluated the airframe and engines previously leased to Viscount for potential re-lease or sale and estimated that maintenance and refurbishment costs aggregating approximately $1.6 million will be required to re-lease the airframe and engines. Alternatively, a sale of the airframe and engines would likely be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs. The aircraft was sold in January 1997 for $660,000. As discussed in Note 3, in accordance with SFAS No. 121, the Partnership recognized an impairment loss of $300,000 on this aircraft which was recorded as additional depreciation expense during 1996.

Viscount's failure to perform its financial obligations to the Partnership has had a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $147,000, which are reflected in operating expense in the Partnership's 1996 statement of operations.


9.       Claims Related to Lessee Defaults

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

Pan Am - The Partnership entered into a proposed Stipulation and Order in which Pan Am agreed to allow the Partnership $2.5 million as an administrative expense priority claim and $56 million as a general unsecured claim. In May 1996, the Partnership received from Pan Am a payment of $567,500 on the administrative expense priority claim. In November 1996, the Partnership received an additional $9,000 payment on the administrative expense priority claim. The Partnership has recorded these payments as other revenue in claims related to lessee defaults in the 1996 statement of operations. It is unlikely that the Partnership will receive additional payments on the administrative expense priority claim. It cannot be estimated at this time when and if the general unsecured claim will be paid.


10.      Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 1996, 1995 and 1994, the Partnership paid management fees to PIMC of $652,417, $763,774 and $604,551, respectively. Management fees payable to PIMC at December 31, 1996 and 1995 were $0. .

b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1996, 1995 and 1994, $316,061, $299,588 and $228,357, respectively, were reimbursed by the Partnership for administrative expenses. Administrative reimbursements of $65,594 and $63,159 were payable at December 31, 1996 and 1995, respectively. Reimbursements for maintenance and remarketing costs of $153,699, $972,284 and $305,200 were paid by the Partnership in 1996, 1995 and 1994, respectively. Maintenance and remarketing reimbursements of $1,037 and $29,352 were payable at December 31, 1996 and 1995, respectively.

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

e. One engine owned by Polaris Aircraft Income Fund I (PAIF-I) was leased to Viscount beginning in April 1993 through a joint venture with the Partnership. The rental payments of $146,000 per year were offset against rent from operating leases in the 1995 and 1994 statement of operations, respectively.

f. One engine was leased from PHC from September 1993 through April 1994 for use on the aircraft leased to NWT. The rental payments of $38,400 were offset against rent from operating leases in the 1994 statement of operations.


11.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1996 and 1995 are as follows:

                           Reported Amounts     Tax Basis     Net Difference
                           ----------------     ---------     --------------

1996:   Assets               $ 87,622,742     $ 98,431,900     $(10,809,158)
        Liabilities            15,407,033       14,654,469          752,564


1995:   Assets               $107,820,317     $103,582,640     $  4,237,677
        Liabilities             1,451,794          698,747          753,047



12.      Reconciliation of Net Book Income (Loss) to Taxable Net Income (Loss)

The  following  is a  reconciliation  between  net  income  (loss)  per  limited partnership  unit  reflected in the  financial  statements  and the  information provided to limited partners for federal income tax purposes:
                                                             For the years ended December 31,
                                                             --------------------------------

                                                                1996       1995        1994
                                                                ----       ----        ----
Book net income (loss) per limited partnership unit          $ (32.62)   $   9.94    $ (8.87)
Adjustments for tax purposes represent differences
   between book and tax revenue and expenses:
     Rental and maintenance reserve revenue recognition          0.03       (2.60)      5.18
     Management fee expense                                      0.03        0.14      (0.27)
     Depreciation                                               30.16       (0.78)     (2.76)
     Gain or loss on sale of aircraft                           (0.19)      (1.60)        -
     Capitalized costs                                             -         0.93       7.13
     Basis in inventory                                         (0.08)      (1.08)     (0.39)
     Other revenue and expense items                            (0.16)      (0.36)     (1.18)
                                                              --------    -------    -------

Taxable net income (loss) per limited partnership unit        $ (2.83)   $   4.59    $ (1.16)
                                                              ========    =======    =======

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

The Partnership computes depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and, accordingly, recognized adjustments which increased book depreciation expense. As a result, the current year book depreciation expense is greater than the tax depreciation expense. These differences in depreciation methods result in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes.

For book purposes, aircraft held in inventory are reflected at the lower of depreciable cost or estimated net realizable value. Differences in book and tax revenue and loss from inventory result from the differences in the book and tax carrying value of the inventory.


13.      Subsequent Events

Sale of Boeing 737-200 Aircraft - On January 30, 1997, one Boeing 737-200 formerly on lease to Viscount, was sold to American Aircarriers Support, Inc. on an "as-is, where-is" basis for $660,000 cash.

TWA Lease Extension - GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits", for 14 of the 18 Partnership aircraft currently on lease to TWA, as well as 18 other aircraft owned by affiliates of PIMC and leased to TWA, as previously discussed in Note 7. Hushkits were installed on 11 aircraft in November 1996. The remaining three aircraft were fitted with hushkits during February 1997.

The aggregate cost of the hushkit reconditioning for the 3 aircraft was $4,784,633 or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1997. The Partnership paid $900,000 of the aggregate hushkit cost and the balance of $3,884,633 was financed by the engine/hushkit manufacturer over a 6-year period at an interest rate of approximately 10% per annum.

The rent payable by TWA under the leases has been increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loan from the engine/hushkit manufacturer is non-recourse to the Partnership and secured by a security interest in the lease receivables. The leases for these 3 aircraft were extended for a period of eight years until February 2005.

Proposed Sale of Aircraft - The Partnership has received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase 7 of the Partnership's remaining aircraft (the "Aircraft") and certain of its notes receivables by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services, Ltd., a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.


The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $13,988,000 which would be allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser proposes to pay $1,575,888 of the Purchase Price in cash at the closing and the balance of $12,412,112 would be paid by delivery of a promissory note ( the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft
Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $1,222,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, each of the SPC's, including the Purchaser, is to enter into a Management Agreement with Purchaser's Manager pursuant to which Purchaser's Manager would provide all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $33,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

The Purchaser would be deemed to have purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing date. The Purchaser would have the right to receive all income and proceeds, including rents and notes receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note would commence bearing interest as of April 1, 1997.

The Partnership has agreed to consult with Purchaser's Manager before taking any significant action pertaining to the Aircraft after the effective date of the purchase offer. The Purchaser also has the right to make all significant decisions regarding the Aircraft from and after the date of completion of definitive documentation legally binding the Purchaser and the Partnership to the transaction,, even if a delay occurs between the completion of such documentation and the closing of the title transfer to the Purchaser.

In the event the Partnership receives and elects to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deems more favorable, the Purchaser has the right to (i) match the offer, or (ii) decline to match the offer and be entitled to compensation in an amount equal to 1 1/2% of the Purchaser's proposed Purchase Price.

The Partnership adopted, effective January 1, 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." That statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The purchase offer constitutes a change in circumstances which, pursuant to SFAS No. 121, requires the Partnership to review the Aircraft for impairment. As previously discussed in Note 3, the Partnership has determined that an impairment loss must be recognized. In determining the amount of the impairment loss, the Partnership estimated the "fair value" of the Aircraft based on the proposed Purchase Price reflected in the contemplated transaction , less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to the fair value of impaired assets represent the best estimates based on reasonable and supportable assumptions and projections.

It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.

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

The officers and directors of PIMC are:

               Name                           PIMC  Title
         ------------------           --------------------------------

         Eric M. Dull                 President; Director
         Marc A. Meiches              Vice President; Chief Financial Officer
         Richard J. Adams             Vice President; Director
         Norman C. T. Liu             Vice President; Director
         Edward Sun                   Vice President
         Richard L. Blume             Vice President;  Secretary
         Robert W. Dillon             Vice President; Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Dull, 36, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Portfolio Management of GECAS, having previously held the position of Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 44, assumed the position of Vice President and Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Mr. Adams, 63, assumed the position of Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing - Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Mr. Adams presently holds the position of Senior Vice President - Aircraft Marketing, North America, of GECAS. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Liu, 39, assumed the position of Vice President of PIMC effective May 1, 1995 and has assumed the position of Director of PIMC effective July 31, 1995.

Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Sun, 47, assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Vice President - Structured Finance of GECAS. Prior to joining GECAS, Mr. Sun held various positions with TIFC since 1990.

Mr. Blume, 55, assumed the position of Secretary of PIMC effective May 1, 1995 and Vice President of PIMC effective October 9, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GECAS. Prior to joining GECAS, Mr. Blume was counsel at GE Aircraft Engines since 1987.

Mr. Dillon, 55, assumed the position of Vice President - Aviation Legal and Insurance Affairs, effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Managing Counsel of GECAS.


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

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al. was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. Plaintiffs seek class action certification on behalf of a class of investors in Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding

Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay. The Partnership is not named as a defendant in this action.

On or around May 14, 1993, a purported class action entitled Moross, et al. v. Polaris Holding Company, et al. was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in Polaris Aircraft Income Funds I - VI by nine investors in such Polaris Aircraft Income Funds. The complaint alleges that defendants violated Arizona state securities statues and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An amended complaint was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the District of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl. On April 18, 1995, this action was transferred to the Multi-District Litigation described below. The Partnership is not named as a defendant in this action.

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

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi- District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. On October 31, 1994, Polaris Investment Management Corporation and other Polaris entities filed a motion to dismiss the consolidated complaint on the grounds of, inter alia, statute of limitations and failure to state a claim. The Partnership is not named as a defendant in this action. Prudential Securities, Inc., on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800-327-3664, or write to the Claims Administrator at:

         Prudential Securities Limited Partnerships
         Litigation Claims Administrator
         P.O. Box 9388
         Garden City, New York 11530-9388


On June 5, 1996, the Court certified a class with respect to claims against Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, and Polaris Securities Corporation. The class is comprised of all investors who purchased securities in any of Polaris Aircraft Income Funds I through VI during the period from January 1985 until January 29, 1991, regardless of which brokerage firm the investor purchased from. Excepted from the class are those investors who settled in the SEC/Prudential settlement or otherwise opted for arbitration pursuant to the settlement and any investor who has previously released the Polaris defendants through any other settlement. On June 10, 1996, the Court issued an opinion denying summary judgment to Polaris on plaintiffs' Section 1964(c) and (d) RICO claims and state causes of action, and granting summary judgment to Polaris on plaintiffs' 1964(a) RICO claims and the New Jersey State RICO claims. On August 5, 1996, the Court signed an order providing for notice to be given to the class members. The trial, which was scheduled for November 11, 1996, has not proceeded, and no new trial date has been set.

A further litigation captioned Romano v. Ball et. al, an action by Prudential Insurance Company policyholders against many of the same defendants (including Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation), has also been commenced by policy holders of the Prudential Insurance Company as a purported derivative action on behalf of the Prudential Insurance Company. The complaint alleges claims under the federal Racketeer Influenced and Corrupt Organizations Act, as well as claims for waste, mismanagement and intentional and negligent misrepresentation, and seeks unspecified compensatory, treble and punitive damages. The case, which was being coordinated with In re Prudential, has been settled and the action dismissed pursuant to a court order dated December 18, 1996.

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

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March 31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which renamed this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al., was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Defendants moved to dismiss the amended complaint on June 26, 1995. On October 2, 1995, the court denied the defendants' motion to dismiss. While the motion to dismiss was pending, plaintiffs filed a motion for leave to file a second amended complaint, which was granted on October 3, 1995. Defendants thereafter filed a motion to dismiss the second amended complaint, and defendants' motion was denied by Court Order dated December 26, 1995. On February 12, 1996, defendants answered. This case was reassigned (from Hurley, J. To Lenard, J.) on February 18, 1996, and on March 18, 1996, plaintiffs moved for class certification. On the eve of class discovery, April 26, 1996, plaintiffs moved for a voluntary dismissal of Counts I and II (claims brought pursuant to the Securities Act of 1933) of the Second Amended Complaint and simultaneously filed a motion to remand this action to state court for lack of federal jurisdiction. Plaintiff's motion for voluntary dismissal of the federal securities law claims and motion for remand were granted on July 10, 1996. The Partnership is not named as a defendant in this action.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The complaint sets forth various causes of action purportedly arising out of the public offerings of Polaris Aircraft Income Fund III and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On October 2, 1995, defendants moved to dismiss the complaint. On August 16,

1996, defendants filed a motion to dismiss plaintiffs' amended complaint. The motion is returnable on July 17, 1997. The Partnership is not named as a defendant in this action.

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

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and
IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

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

On or about April 9, 1996, a summons and First Amended  Complaint  entitled Sara
J. Bishop, et al. v. Kidder Peabody & Co., et al. was filed in the Superior Court of the State of California, County of Sacramento, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to the Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. On June 18, 1996, defendants filed a motion to transfer venue from Sacramento to San Francisco County. The Court subsequently denied the motion. The Partnership is not named as a defendant in this action. Defendants filed an answer in the action on August 30, 1996.

On October 1, 1996, a complaint entitled Wilson et al. v. Polaris Holding Company et al. was filed in the Superior Court of the State of California for the County of Sacramento by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and DOES 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs. Defendants have filed an answer.

On or about May 7, 1996, a petition entitled Charles Rich, et al. v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about March 4, 1996, a petition entitled Richard J. McGiven v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about March 4, 1996, a petition entitled Alex M. Wade v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about October 15, 1996, a complaint entitled Joyce H. McDevitt, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about October 16, 1996, a complaint entitled Mary Grant Tarrer, et al. v.Kidder Peabody & Co.,et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI and other limited partnerships allegedly sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.

On or about November 6, 1996, a complaint entitled Janet K. Johnson, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income FundsI-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about November 13, 1996, a complaint entitled Wayne W. Kuntz, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about November 26, 1996, a complaint entitled Thelma Abrams, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about January 16, 1997, a complaint entitled Enita Elphick, et al. v. Kidder Peabody & Co.,et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI and other limited partnerships allegedly sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.

On or about February 14, 1997, a complaint entitled George Zicos, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

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


Item 11.          Executive Compensation

PAIF-II has no directors or officers. PAIF-II is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $652,417 were paid to PIMC in 1996 in addition to a 10% interest in all cash distributions as described in Note 10 to the financial statements (Item 8).


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

     b) The General Partner of PAIF-II owns the equity securities of PAIF-II as set forth in the following table:

           Title         Name of         Amount and Nature of          Percent
         of Class   Beneficial Owner     Beneficial Ownership          of Class
         --------   ----------------     --------------------          --------

         General    Polaris Investment   Represents a 10.0% interest      100%
         Partner    Management           distributions, gross income
         Interest   Corporation          in an amount equal to 9.09%
                                         of distributed cash available
                                         from operations, and a 1%
                                         interest in net income or loss

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



Item 13.       Certain Relationships and Related Transactions

None.

                                     PART IV


Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                     Page No.
                                                                     --------

             Report of Independent Public Accountants                   27
             Balance Sheets                                             28
             Statements of Operations                                   29
             Statements of Changes in Partners' Capital (Deficit)       30
             Statements of Cash Flows                                   31
             Notes to Financial Statements                              32


2.       Reports on Form 8-K.

         None.


3.       Exhibits required to be filed by Item 601 of Regulation S-K.

         27. Financial Data Schedule.


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


                                      POLARIS AIRCRAFT INCOME FUND II,
                                      A California Limited Partnership
                                      (REGISTRANT)
                                      By:    Polaris Investment
                                             Management Corporation
                                             General Partner





  March 28, 1997                   By:  /S/ Eric M. Dull
-------------------                     ---------------------------
       Date                             Eric M. Dull, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                        Title                           Date

/S/Eric M. Dull     President and Director of Polaris Investment  March 28, 1997
---------------     Management Corporation, General Partner       --------------
(Eric M. Dull)      of the Registrant

/S/Marc A. Meiches  Chief Financial Officer of Polaris Investment March 28, 1997
------------------  Management Corporation, General Partner       --------------
(Marc A. Meiches)   of the Registrant

/S/Richard J. Adams
------------------- Chief Financial Officer of Polaris Investment March 28, 1997
(Richard J. Adams)  Management Corporation, General Partner       --------------
                    of the Registrant