Form 10-Q
period 1997-03-31
POLARIS AIRCRAFT INCOME FUND II
filed 1997-05-12
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------



            _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

            FORM 10-Q - For the Quarterly Period Ended March 31, 1997




                                      INDEX



Part I.    Financial Information                                         Page

        Item 1.   Financial Statements

           a)  Balance Sheets - March 31, 1997 and
               December 31, 1996...........................................3

           b)  Statements of Operations - Three Months Ended
               March 31, 1997 and 1996.....................................4

           c)  Statements of Changes in Partners' Capital
               (Deficit) - Year Ended December 31, 1996
               and Three Months Ended March 31, 1997.......................5

           d)  Statements of Cash Flows - Three Months
               Ended March 31, 1997 and 1996...............................6

           e)  Notes to Financial Statements...............................7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........10



Part II.   Other Information

        Item 1.   Legal Proceedings.......................................14

        Item 5.   Other Information.......................................14

        Item 6.   Exhibits and Reports on Form 8-K........................15

        Signature ........................................................16

                          Part 1. Financial Information

Item 1.    Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership
                                 BALANCE SHEETS
                                   (Unaudited)
                                                      March 31,    December 31,
                                                        1997           1996
                                                        ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $ 22,438,531    $ 22,224,813

RENT AND OTHER RECEIVABLES                              684,956           6,648

NOTES RECEIVABLE                                      1,136,962       1,522,956

AIRCRAFT, net of accumulated depreciation of
   $118,266,900 in 1997 and $120,260,981 in 1996     64,421,425      63,638,062

AIRCRAFT INVENTORY                                       86,532         113,248

OTHER ASSETS                                             39,538         117,015
                                                   ------------    ------------

                                                   $ 88,807,944    $ 87,622,742
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    205,304    $     66,631

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                          222,626         209,781

SECURITY DEPOSITS                                        50,000         116,000

MAINTENANCE RESERVES                                       --           223,528

DEFERRED INCOME                                          26,995         597,915

NOTES PAYABLE                                        18,045,043      14,193,178
                                                   ------------    ------------

       Total Liabilities                             18,549,968      15,407,033
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                   (1,500,467)     (1,480,858)
   Limited Partners, 499,997 units
     issued and outstanding                          71,758,443      73,696,567
                                                   ------------    ------------

       Total Partners' Capital                       70,257,976      72,215,709
                                                   ------------    ------------

                                                   $ 88,807,944    $ 87,622,742
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                          Three Months Ended March 31,
                                          ----------------------------

                                             1997             1996
                                             ----             ----
REVENUES:
  Rent from operating leases             $ 4,368,378      $ 3,518,600
  Interest                                   302,077          392,225
  Loss on sale of aircraft                   (26,079)            --
  Other                                      714,029           49,974
                                         -----------      -----------

         Total Revenues                    5,358,405        3,960,799
                                         -----------      -----------

EXPENSES:
  Depreciation                             3,098,116        3,009,927
  Management fees to general partner         209,419          162,000
  Provision for credit losses                   --            100,409
  Operating                                   44,892           75,502
  Interest                                   411,866             --
  Administration and other                    79,644           59,108
                                         -----------      -----------

         Total Expenses                    3,843,937        3,406,946
                                         -----------      -----------

NET INCOME                               $ 1,514,468      $   553,853
                                         ===========      ===========

NET INCOME ALLOCATED TO
  THE GENERAL PARTNER                    $   327,611      $   417,995
                                         ===========      ===========

NET INCOME ALLOCATED
  TO LIMITED PARTNERS                    $ 1,186,857      $   135,858
                                         ===========      ===========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                       $      2.37      $      0.27
                                         ===========      ===========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                        Year Ended December 31, 1996 and
                                        Three Months Ended March 31, 1997
                                        ---------------------------------

                                      General        Limited
                                      Partner        Partners         Total
                                      -------        --------         -----


Balance, December 31, 1995        $  (1,139,155)  $ 107,507,678   $ 106,368,523

   Net income (loss)                  1,602,730     (16,311,216)    (14,708,486)

   Cash distributions to partners    (1,944,433)    (17,499,895)    (19,444,328)
                                  -------------   -------------   -------------

Balance, December 31, 1996           (1,480,858)     73,696,567      72,215,709

   Net income                           327,611       1,186,857       1,514,468

   Cash distributions to partners      (347,220)     (3,124,981)     (3,472,201)
                                  -------------   -------------   -------------

Balance, March 31, 1997           $  (1,500,467)  $  71,758,443   $  70,257,976
                                  =============   =============   =============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              Three Months Ended March 31,
                                                              ----------------------------

                                                                    1997          1996
                                                                    ----          ----
OPERATING ACTIVITIES:
   Net income                                                 $  1,514,468   $    553,853
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                3,098,116      3,009,927
     Provision for credit losses                                      --          100,409
     Loss on sale of aircraft                                       26,079           --
     Changes in operating assets and liabilities:
       Decrease in marketable securities, trading                     --        2,356,506
       Increase in rent and other receivables                     (678,308)      (110,247)
       Decrease in other assets                                     77,477           --
       Increase (decrease) in payable to affiliates                138,673        (17,339)
       Increase in accounts payable and accrued liabilities         12,845         15,797
       Decrease in security deposits                               (66,000)      (375,000)
       Decrease in maintenance reserves                           (223,528)          --
       Decrease in deferred income                                (570,920)          --
                                                              ------------   ------------

         Net cash provided by operating activities               3,328,902      5,533,906
                                                              ------------   ------------


INVESTING ACTIVITIES:
   Increase in aircraft capitalized costs                       (4,784,633)          --
   Principal payments on notes receivable                          385,994        586,786
   Net proceeds from sale of aircraft                              877,075           --
   Net proceeds from sale of aircraft inventory                     26,716         35,861
                                                              ------------   ------------

         Net cash provided by (used in) investing activities    (3,494,848)       622,647
                                                              ------------   ------------

FINANCING ACTIVITIES:
   Increase in notes payable                                     3,884,633           --
   Principal payments on notes payable                             (32,768)          --
   Cash distributions to partners                               (3,472,201)    (4,583,306)
                                                              ------------   ------------

         Net cash provided by (used in) financing activities       379,664     (4,583,306)
                                                              ------------   ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                                     213,718      1,573,247

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          22,224,813     25,884,742
                                                              ------------   ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                              $ 22,438,531   $ 27,457,989
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

                                                6

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund II's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1996, 1995, and 1994 included in the Partnership's 1996 Annual Report to the SEC on Form 10-K (Form 10-K).


2.     Sale of Boeing 737-200 Aircraft

On January 30, 1997, one Boeing 737-200 formerly on lease to Viscount Air Services, Inc. (Viscount), was sold to American Aircarriers Support, Inc.(American Aircarriers) on an "as-is, where-is" basis for $660,000 cash. In addition, the Partnership retained maintenance reserves from the previous lessee of $217,075, that had been held by the Partnership, which were recognized as additional sale proceeds. A net loss of $26,079 was recorded on the sale of the aircraft.


3.     TWA Lease Extension

GECAS, on behalf of the Partnership,  negotiated with TransWorld Airlines,  Inc.
(TWA) for the acquisition of noise-suppression devices, commonly known as "hushkits," for 14 of the 18 Partnership aircraft currently on lease to TWA, as well as 18 other aircraft owned by affiliates of Polaris Investment Management Corporation (PIMC) and leased to TWA. Hushkit installation was completed on 11 of the Partnership's aircraft in November 1996. Installation of hushkits on the remaining three aircraft was completed during February 1997.

The aggregate cost of the hushkit reconditioning for the 3 aircraft was $4,784,633 or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1997. The Partnership paid $900,000 of the aggregate hushkit cost and the balance of $3,884,633 was financed by UT Finance Corporation (UT Finance), a wholly owned subsidiary of United Technologies Corporation, of which a division is Pratt and Whitney Group, the hushkit manufacturer, over a 6-year period at an interest rate of approximately 10% per annum. This accounted for the increase to the notes payable balance at March 31, 1997.

The rent payable by TWA under the leases has been increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loan from UT Finance is non-recourse to the Partnership and secured by a security interest in the lease receivables. The leases for these 3 aircraft were extended for a period of eight years until February 2005.


4.     Proposed Sale of Aircraft

During the first quarter of 1997, the Partnership received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase 7 of the Partnership's remaining aircraft (the "Aircraft") and certain of its notes receivables by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services Limited, a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $13,988,000 which would be allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser proposes to pay $1,575,888 of the Purchase Price in cash at the closing and the balance of $12,412,112 would be paid by delivery of a promissory note (the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any maintenance reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note;
(ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft
Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $1,222,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments Limited, the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, pursuant to the respective operating agreements of each SPC, including the Purchaser, the Purchaser's Manager would provide to each SPC all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $33,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

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

The Partnership adopted, effective January 1, 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." That statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The purchase offer constitutes a change in circumstances which, pursuant to SFAS No. 121, requires the Partnership to review the Aircraft for impairment. As previously discussed in Note 3 of the Partnership's financial statements for the year ended December 31, 1996 included in Form 10-K, the Partnership has determined that an impairment loss must be recognized. In determining the amount of the impairment loss, the Partnership estimated the "fair value" of the Aircraft based on the proposed Purchase Price reflected in the contemplated transaction, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to the fair value of impaired assets represent the best estimates based on reasonable and supportable assumptions and projections.

It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.


5.     Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                            Payments for
                                         Three Months Ended    Payable at
                                           March 31, 1997    March 31, 1997
                                           --------------    --------------

Aircraft Management Fees                      $112,500          $ 82,410

Out-of-Pocket Administrative Expense
   Reimbursement                               102,126           122,894

Out-of-Pocket Operating and
   Remarketing Expense Reimbursement             7,489              --
                                              --------          --------

                                              $222,115          $205,304
                                              ========          ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 1997, Polaris Aircraft Income Fund II (the Partnership) owns a portfolio of 21 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 30 aircraft. The portfolio consists of 17 McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc. (TWA); two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia); and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental).
The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft have been disassembled for sale of their component parts. Of its original portfolio, the Partnership sold one Boeing 727-200 aircraft in February 1995, one Boeing 737-200 Combi aircraft in March 1996, and one Boeing 737-200 aircraft in January 1997.


Remarketing Update

Sale of Boeing 737-200 Aircraft - On January 30, 1997, one Boeing 737-200 formerly on lease to Viscount, was sold to American Aircarriers Support, Inc.(American Aircarriers) on an "as-is, where-is" basis for $660,000 cash. In addition, the Partnership retained maintenance reserves from the previous lessee of $217,075, that had been held by the Partnership, which were recognized as additional sale proceeds. A net loss of $26,079 was recorded on the sale of the aircraft.

TWA Lease Extension - GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits," for 14 of the 18 Partnership aircraft currently on lease to TWA, as well as 18 other aircraft owned by affiliates of Polaris Investment Management Corporation
(PIMC) and leased to TWA. Hushkit installation was completed on 11 of the Partnership's aircraft in November 1996. Installation of hushkits on the remaining three aircraft was completed during February 1997.

The aggregate cost of the hushkit reconditioning completed in February 1997 for the 3 aircraft was $4,784,633 or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1997. The Partnership paid $900,000 of the aggregate hushkit cost and the balance of $3,884,633 was financed by UT Finance Corporation (UT Finance), a wholly owned subsidiary of United Technologies Corporation, of which a division is Pratt and Whitney Group, the hushkit manufacturer, over a 6-year period at an interest rate of approximately 10% per annum.

The rent payable by TWA under the leases has been increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loan from UT Finance is non-recourse to the Partnership and secured by a security interest in the lease receivables. The leases for these 3 aircraft were extended for a period of eight years until February 2005.

Proposed Sale of Aircraft - During the first quarter of 1997, the Partnership received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase 7 of the Partnership's remaining aircraft (the "Aircraft") and certain of its notes receivables by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services Limited, a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $13,988,000 which would be allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser proposes to pay $1,575,888 of the Purchase Price in cash at the closing and the balance of $12,412,112 would be paid by delivery of a promissory note (the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any maintenance reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note;
(ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft
Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $1,222,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments Limited, the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, pursuant to the respective operating agreements of each SPC, including the Purchaser, the Purchaser's Manager would provide to each SPC all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $33,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

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

The Partnership adopted, effective January 1, 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." That statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The purchase offer constitutes a change in circumstances which, pursuant to SFAS No. 121, requires the Partnership to review the Aircraft for impairment. As previously discussed in Note 3, the Partnership has determined that an impairment loss must be recognized. In determining the amount of the impairment loss, the Partnership estimated the "fair value" of the Aircraft based on the proposed Purchase Price reflected in the contemplated transaction, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to the fair value of impaired assets represent the best estimates based on reasonable and supportable assumptions and projections.

It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.


Partnership Operations

The Partnership recorded net income of $1,514,468 or $2.37 per limited partnership unit for the three months ended March 31, 1997, compared to net income of $553,853, or $0.27 per limited partnership unit, for the three months ended March 31, 1996.

Rental revenues, net of related management fees, increased during the first three months of 1997 as compared to the same period in 1996 primarily as a result of an increase in rental revenues from TWA. In November 1996 and February 1997, installation of hushkits was completed on 14 of the 18 aircraft leased to TWA and the leases were extended for eight years. The rent payable by TWA under the leases has been increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The Partnership recorded $411,866 in interest expense on the amount borrowed to finance the hushkits during the first three months of 1997.

Partially offsetting the increase in 1997 net income was a net loss recorded on the sale of the Boeing 737- 200 aircraft to American Aircarriers for $660,000 cash in January 1997. In addition, the Partnership retained maintenance reserves from the previous lessee of $217,075, which were recognized as additional sale proceeds. A net loss of $26,079 was recorded on the sale of the aircraft.

The Partnership recorded an increase in other income during the three months ended March 31, 1997. This increase in other income was the result of the receipt of $714,029 related to amounts due under the TWA maintenance credit and rent deferral agreement.

The Partnership received warrants to purchase 227,133 shares of TWA Common Stock from TWA in November 1995 and exercised the warrants on December 29, 1995. The Partnership sold the TWA Common Stock by February 1996, net of broker commissions, for $2,406,479 and recognized a gain on trading securities of $49,974 during the first quarter of 1996.

During the three months ended March 31, 1996, the Partnership recorded an allowance for credit losses of $100,409 for certain receivables due from Viscount Air Services, Inc. (Viscount). Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in January 1996.

The Partnership recorded additional depreciation adjustments to certain of the Partnership's aircraft in the fourth quarter of 1996. The increased depreciation expense during 1996 reduces the aircraft's net carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. Although depreciation expense on these aircraft decreased during the three months ended March 31, 1997, the Partnership recorded an increase in depreciation expense on the Partnership's 14 leases that were fitted with hushkits during 1996, causing depreciation expense to increase slightly during the three months ended March 31, 1997 as compared to the same period in 1996.

Administration and other expenses increased during the three months ended March 31, 1997 as compared to the same period in 1996, due to increases in printing and postage costs combined with an increase in outside services.

The Partnership reported an increase in rent and other receivables at March 31, 1997, as compared to December 31, 1996. This increase in rent and other receivables was the result of certain rental payments due from TWA at the end of March 1997 that were received by the Partnership in April 1997.

The decrease in the deferred income balance at March 31, 1997 is attributable to differences between the payments due and the rental income earned on the TWA leases for 14 of the 18 Partnership aircraft currently on lease to TWA that were extended in 1996 and 1997. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental income earned on the TWA leases during the three months ended March 31, 1997 exceeded the rental payments due from TWA, causing a decrease in the deferred income balance.


Liquidity and Cash Distributions

Liquidity  -  The   Partnership   has  received  all  lease  payments  due  from
Continental, Continental Micronesia and TWA, as well as all notes receivable payments due from AIA and Westjet related to aircraft sales from prior years. As discussed above, the Partnership received from TWA warrants to purchase 227,133 shares of TWA Common Stock in consideration for the rent deferral. The Partnership exercised the warrants in 1995 and sold the TWA Common Stock in the first quarter of 1996, net of broker commissions, for $2,406,479.

The Partnership held maintenance reserve payments from one of its former lessees, Viscount Air Services, Inc. Maintenance reserve balances remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The Partnership recognized the remaining maintenance reserve balance of $217,075 as additional sale proceeds upon the sale of the aircraft to American Aircarriers in January 1997. The net maintenance reserve balances aggregate $0 as of March 31, 1997.

Payments totaling $26,716 were received during the first quarter of 1997 from the sale of inventoried parts from the six disassembled aircraft and have been applied against aircraft inventory. The net book value of the Partnership's aircraft inventory was $86,532 as of March 31, 1997. The Partnership is retaining cash reserves to meet potential obligations under the TWA, Continental and Continental Micronesia lease agreements.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1997 and 1996 were $3,124,981, or $6.25 per limited partnership unit and $4,124,975 or $8.25 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements; the receipt of rental payments from TWA, Continental and Continental Micronesia; the receipt of modification financing payments from Continental and Continental Micronesia; the receipt of note receivable payments from AIA and Westjet and payments generated from the sale of aircraft inventory; and consummation of the Sale Transaction and timely performance by Purchaser of its obligations to the Partnership under the Promissory Note.

                           Part II. Other Information


Item 1.      Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report except:

Equity Resources, Inc, et al v. Polaris Investment Management Corporation, et al
- On or about April 18, 1997, an action entitled Equity Resources Group, Inc., et al v. Polaris Investment Management Corporation, et al was filed in the Superior Court for the County of Middlesex, Commonwealth of Massachusetts. The complaint names each of Polaris Investment Management Corporation, the Partnership, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI, as defendants. The complaint alleges that Polaris Investment Management Corporation, as general partner of each of the partnerships, committed a breach of its fiduciary duties, violated applicable partnership law statutory requirements, and breached provisions of the partnership agreements of each of the foregoing partnerships by failing to solicit a vote of the limited partners in each of such partnership in connection with the Sale Transaction described in
Note 4 and in failing to disclose material facts relating to such transaction. Plaintiffs filed a motion seeking to enjoin the Sale Transaction, which motion was denied by the court on May 6, 1997.

Other Proceedings - Item 10 in Part III of the Partnership's 1996 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the Partnership's 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report except:

In Re Prudential Securities Inc. Limited Partnership Litigation - On April 22, 1997, the Polaris defendants entered into a settlement agreement with plaintiffs pursuant to which, among other things, the Polaris defendants agreed to pay $22.5 million to a class of unitholders previously certified by the Court. On April 29, 1997, Judge Pollack signed an order preliminarily approving the settlement. Under the terms of the order, (i) lead class counsel is required to mail a notice to all class members on or before May 13, 1997 describing the terms of the settlement; (ii) requests for exclusion from the class must be mailed to the Claims Administrator no later than June 27, 1997; and (iii) a hearing on the fairness of the settlement and other matters is scheduled to be held before Judge Pollack on August 1, 1997.


Item 5.      Other Information

The General Partner determined that it was necessary, in order to prevent the Partnership from being treated for tax purposes as an association taxable as a corporation, rather than being taxable as a partnership, to amend the Partnership Agreement by adding the following as a new sentence in Paragraph 12.4:

       Notwithstanding anything to the contrary contained in this Partnership Agreement, a Unit Holder wishing to transfer Units may do so only after giving written notice of such intent to the General Partner, and only upon obtaining the prior written consent of the General Partner to such transfer, which consent the General Partner may withhold in its sole discretion if it deems such action to be necessary to prevent the Partnership from being treated as a "publicly traded partnership" as defined in the Code.

Due to the number of transfers which occurred through the end of April 1997, the General Partner concluded that this action was necessary to prevent the Partnership from being treated as a "publicly-traded partnership" as defined in the Internal Revenue Code. A "publicly-traded partnership" is treated as a corporation for Federal income tax purposes, with the result that such an entity pays Federal corporate income tax on its taxable income and its partners must include in their taxable income as dividends all distributions received to the extent that such distributions are paid out of current and accumulated earnings. Thus, the General Partner adopted the foregoing amendment in an attempt to protect the Partnership against the risk of such an adverse tax consequence.


Item 6.      Exhibits and Reports on Form 8-K

a)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

       3.    Amendment to Amended and Restated Limited Partnership Agreement

       27.   Financial Data Schedule.

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




       May 9, 1997                     By:   /S/Marc A. Meiches
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