Form 10-Q
period 1997-06-30
POLARIS AIRCRAFT INCOME FUND II
filed 1997-08-13
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------



           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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







                       This document consists of 18 pages.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1997




                                      INDEX



Part I.    Financial Information                                         Page

        Item 1.   Financial Statements

           a)  Balance Sheets - June 30, 1997 and
               December 31, 1996.........................................  3

           b)  Statements of Income - Three and Six Months
               Ended June 30, 1997 and 1996..............................  4

           c)  Statements of Changes in Partners' Capital
               (Deficit) - Year Ended December 31, 1996
               and Six Months Ended June 30, 1997........................  5

           d)  Statements of Cash Flows - Six Months
               Ended June 30, 1997 and 1996..............................  6

           e)  Notes to Financial Statements.............................  7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......... 11



Part II.   Other Information

        Item 1.   Legal Proceedings...................................... 16

        Item 6.   Exhibits and Reports on Form 8-K....................... 17

        Signature ....................................................... 18

                          Part 1. Financial Information
Item 1.    Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership
                                 BALANCE SHEETS
                                   (Unaudited)
                                                      June 30,    December 31,
                                                        1997          1996
                                                        ----          ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $ 21,547,044  $ 22,224,813

RENT AND OTHER RECEIVABLES                            1,107,843         6,648

NOTES RECEIVABLE                                     12,175,703     1,522,956

AIRCRAFT, net of accumulated depreciation of
   $65,980,962 in 1997 and $120,260,981 in 1996      49,382,347    63,638,062

AIRCRAFT INVENTORY                                       17,979       113,248

OTHER ASSETS                                              8,032       117,015
                                                   ------------  ------------

                                                   $ 84,238,948  $ 87,622,742
                                                   ============  ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    296,541  $     66,631

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                          565,765       209,781

SECURITY DEPOSITS                                        50,000       116,000

MAINTENANCE RESERVES                                       --         223,528

DEFERRED INCOME                                            --         597,915

NOTES PAYABLE                                        17,734,198    14,193,178
                                                   ------------  ------------

       Total Liabilities                             18,646,504    15,407,033
                                                   ------------  ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                   (1,547,172)   (1,480,858)
   Limited Partners, 499,997 units
     issued and outstanding                          67,139,616    73,696,567
                                                   ------------  ------------

       Total Partners' Capital                       65,592,444    72,215,709
                                                   ------------  ------------

                                                   $ 84,238,948  $ 87,622,742
                                                   ============  ============

        The accompanying notes are an integral part of these statements.


                                 POLARIS AIRCRAFT INCOME FUND II,
                                 A California Limited Partnership

                                       STATEMENTS OF INCOME
                                           (Unaudited)


                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                                        --------                    --------

                                                  1997           1996          1997         1996
                                                  ----           ----          ----         ----
REVENUES:
  Rent from operating leases                 $  4,132,342   $  3,420,000  $  8,500,720   $ 6,938,600
  Interest                                        388,262        392,070       690,339       784,295
  Claims related to lessee defaults                  --          567,500          --         567,500
  Loss on sale of aircraft                           --             --         (26,079)         --
  Other                                            88,414           --         802,443        49,974
                                             ------------   ------------  ------------   -----------

         Total Revenues                         4,609,018      4,379,570     9,967,423     8,340,369
                                             ------------   ------------  ------------   -----------

EXPENSES:
  Depreciation                                  2,971,322      3,009,926     6,069,438     6,019,853
  Management fees to general partner              157,284        162,000       366,703       324,000
  Provision for credit losses                        --             --            --         100,409
  Operating                                        37,035         76,548        81,927       152,050
  Interest                                        440,119           --         851,985          --
  Administration and other                        113,267         93,220       192,911       152,328
                                             ------------   ------------  ------------   -----------

         Total Expenses                         3,719,027      3,341,694     7,562,964     6,748,640
                                             ------------   ------------  ------------   -----------

NET INCOME                                   $    889,991   $  1,037,876  $  2,404,459   $ 1,591,729
                                             ============   ============  ============   ===========

NET INCOME ALLOCATED TO
  THE GENERAL PARTNER                        $    508,848   $    422,835  $    836,459   $   840,830
                                             ============   ============  ============   ===========

NET INCOME ALLOCATED
  TO LIMITED PARTNERS                        $    381,143   $    615,041  $  1,568,000   $   750,899
                                             ============   ============  ============   ===========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $       0.76   $       1.23  $       3.13   $      1.50
                                             ============   ============  ============   ===========


                     The accompanying notes are an integral part of these statements.

                                                  4


                                    POLARIS AIRCRAFT INCOME FUND II,
                                    A California Limited Partnership

                          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                              (Unaudited)


                                                        Year Ended December 31, 1996 and
                                                         Six Months Ended June 30, 1997
                                                         ------------------------------

                                                 General         Limited
                                                 Partner         Partners              Total
                                                 -------         --------              -----

Balance, December 31, 1995                 $  (1,139,155)    $  107,507,678      $  106,368,523

   Net income (loss)                           1,602,730        (16,311,216)        (14,708,486)

   Cash distributions to partners             (1,944,433)       (17,499,895)        (19,444,328)
                                           -------------     --------------      --------------

Balance, December 31, 1996                    (1,480,858)        73,696,567          72,215,709

   Net income                                    836,459          1,568,000           2,404,459

   Cash distributions to partners               (902,773)        (8,124,951)         (9,027,724)
                                           -------------     --------------      --------------

Balance, June 30, 1997                     $  (1,547,172)    $   67,139,616      $   65,592,444
                                           ==============    ==============      ==============


                     The accompanying notes are an integral part of these statements.

                                                   5

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                    -------------------------

                                                        1997         1996
                                                        ----         ----
OPERATING ACTIVITIES:
   Net income                                      $  2,404,459  $  1,591,729
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                     6,069,438     6,019,853
     Loss on sale of aircraft                            26,079          --
     Provision for credit losses                           --         100,409
     Changes in operating assets and liabilities,
       net of effect of sale of aircraft:
       Decrease in marketable securities, trading          --       2,356,506
       Increase in rent and other receivables        (1,082,360)     (107,872)
       Decrease in other assets                         108,983          --
       Increase (decrease) in payable to affiliates     229,910       (18,186)
       Increase in accounts payable and accrued
        liabilities                                     290,584        75,060
       Decrease in security deposits                    (66,000)     (375,000)
       Decrease (increase) in maintenance reserves       (6,453)       19,273
       Decrease in deferred income                     (597,915)         --
                                                   ------------  ------------

         Net cash provided by operating activities    7,376,725     9,661,772
                                                   ------------  ------------

INVESTING ACTIVITIES:
   Increase in aircraft capitalized costs            (4,784,633)         --
   Principal payments on notes receivable               622,403     1,058,383
   Proceeds from sale of aircraft                     2,500,238          --
   Payments to Purchaser related to sale of aircraft (1,001,067)         --
   Net proceeds from sale of aircraft inventory          95,269       125,193
                                                   ------------  ------------

         Net cash provided by (used in) investing
          activities                                 (2,567,790)    1,183,576
                                                   ------------  ------------

FINANCING ACTIVITIES:
   Increase in notes payable                          3,884,633          --
   Principal payments on notes payable                 (343,613)         --
   Cash distributions to partners                    (9,027,724)   (9,166,612)
                                                   ------------  ------------

         Net cash used in financing activities       (5,486,704)   (9,166,612)
                                                   ------------  ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                         (677,769)    1,678,736

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               22,224,813    25,884,742
                                                   ------------  ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $ 21,547,044  $ 27,563,478
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


3.     TWA Lease Extension

GECAS, on behalf of the Partnership,  negotiated with TransWorld Airlines,  Inc.
(TWA) for the acquisition of noise-suppression devices, commonly known as "hushkits," for the 14 Partnership aircraft currently on lease to TWA, as well as 18 other aircraft owned by affiliates of Polaris Investment Management Corporation (PIMC) and leased to TWA. Hushkit installation was completed on 11 of the Partnership's aircraft in November 1996. Installation of hushkits on the remaining three aircraft was completed during February 1997.

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

4.     Sale of Aircraft to Triton

On May 28, 1997, Polaris Investment Management Corporation (the "General Partner" or "PIMC"), on behalf of the Partnership, executed definitive documentation for the purchase of 7 of the Partnership's 21 remaining aircraft (the "Aircraft") and certain of its notes receivables by Triton Aviation Services II LLC, a special purpose company (the "Purchaser"). The closings for the purchase of the 7 Aircraft occurred from May 28, 1997 to June 16, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation"or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases.

The Terms of the Transaction - The total contract purchase price (the "Purchase Price") to the Purchaser is $13,988,000 which is allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser paid into an escrow account $1,575,888 of the Purchase Price in cash upon the closing of the first aircraft and delivered a promissory note (the "Promissory Note") for the balance of $12,412,112. The Partnership received payment of $1,575,888 from the escrow account on June 24, 1997.

The Promissory Note is due in 28 quarterly installments of principal and interest commencing June 30, 1997 in the amount of $608,772 over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment in the amount of $2,262,866 due on March 31, 2004. The Purchaser has the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note is subject to mandatory partial prepayment in certain specified instances. The Purchaser is current on its Promissory Note obligation.

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like, (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

Under the terms of the transaction, the Purchaser's Manager has undertaken to make available a working capital line to the Purchaser of up to approximately $1,222,000 to fund operating obligations of the Purchaser. This working capital line is guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor provided the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million at December 31, 1996. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser is permitted to dividend to its equity owners an amount not to exceed approximately $33,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the Aircraft. Each Aircraft was sold subject to the existing leases.

Neither PIMC nor GECAS will receive a sales commission in connection with the transaction. In addition, PIMC will not be paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997 with respect to the 7 Aircraft. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI have also sold certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above, with the exception of the Polaris Aircraft Income Fund VI aircraft, which were sold on an all cash basis.

The Accounting Treatment of the Transaction - In accordance with generally accepted accounting principles (GAAP), the Partnership recognized rental income up until the closing date for each aircraft which occurred from May 28, 1997 to June 16, 1997. However, under the terms of the transaction, the Purchaser was entitled to receive payment of the rents, receivables and other income accruing from April 1, 1997. As a result, the Partnership made payments to the Purchaser in the amount of the rents, receivables and other income due and received from April 1, 1997 to the closing date of $1,001,067, which is included in rent from operating leases and interest income. For financial reporting purposes, the cash down payment portion of the sales proceeds of $1,575,888 has been adjusted by the following: income and proceeds, including rents and receivables from the effective date of April 1, 1997 to the closing date, interest due on the cash portion of the purchase price, interest on the Promissory Note from the effective date of April 1, 1997 to the closing date and estimated selling costs. As a result of these GAAP adjustments, the net adjusted sales price recorded by the Partnership, including the Promissory Note, was $13,205,140.

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 have been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $749,373 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations for the three and six months ended June 30, 1997.

5.     Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                              Payments for
                                            Three Months Ended    Payable at
                                              June 30, 1997     June 30, 1997
                                              -------------     -------------

Aircraft Management Fees                        $  115,666       $  124,027

Out-of-Pocket Administrative and Selling
   Expense Reimbursement                           111,226          166,928

Out-of-Pocket Operating Expense
   Reimbursement                                     7,480            5,586
                                                ----------       ----------

                                                $  234,372       $  296,541
                                                ==========       ==========

6. Subsequent Event

In July 1997, the Partnership received its $935,000 rental payment from TWA that was due on June 27, 1997. This amount was included in rent and other receivables on the balance sheet at June 30, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


At June 30, 1997, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 30 aircraft. The portfolio consists of 14 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA). The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft have been disassembled for sale of their component parts. Of its original portfolio, the Partnership sold one Boeing 727-200 aircraft in February 1995, one Boeing 737-200 Combi aircraft in March 1996, and one Boeing 737-200 aircraft in January 1997. During the second quarter of 1997, the Partnership sold 3 McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to TWA, two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia); and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental).


REMARKETING UPDATE

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

TWA Lease Extension

GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits," for the 14 Partnership aircraft currently on lease to TWA, as well as 18 other aircraft owned by affiliates of Polaris Investment Management Corporation (PIMC) and leased to TWA. Hushkit installation was completed on 11 of the Partnership's aircraft in November 1996. Installation of hushkits on the remaining three aircraft was completed during February 1997.

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


Sale of Aircraft to Triton

On May 28, 1997, Polaris Investment Management Corporation (the "General Partner" or "PIMC"), on behalf of the Partnership, executed definitive documentation for the purchase of 7 of the Partnership's 21 remaining aircraft (the "Aircraft") and certain of its notes receivables by Triton Aviation Services II LLC, a special purpose company (the "Purchaser" or "Triton"). The closings for the purchase of the 7 Aircraft occurred from May 28, 1997 to June 16, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases.

The General Partner's Decision to Approve the Transaction - In determining whether the transaction was in the best interests of the Partnership and its unitholders, the General Partner evaluated, among other things, the risks and significant expenses associated with continuing to own and remarket the Aircraft (many of which were subject to leases that were nearing expiration). The General Partner determined that such a strategy could require the Partnership to expend a significant portion of its cash reserves for remarketing and that there was a substantial risk that this strategy could result in the Partnership having to reduce or even suspend future cash distributions to limited partners. The General Partner concluded that the opportunity to sell the Aircraft at an attractive price would be beneficial in the present market where demand for Stage II aircraft is relatively strong rather than attempting to sell the aircraft "one-by-one" over the coming years when the demand for such Aircraft might be weaker. During the months of intense negotiations, GE Capital Aviation Services, Inc. ("GECAS"), which provides aircraft marketing and management services to the General Partner, sought to obtain the best price and terms available for these Stage II aircraft given the aircraft market and the conditions and types of planes owned by the Partnership. Both the General Partner and GECAS approved the sale terms of the Aircraft (as described below) as being in the best interest of the Partnership and its unit holders because both believe that this transaction will optimize the potential cash distributions to be paid to limited partners. To ensure that no better offer could be obtained, the terms of the transaction negotiated by GECAS included a "market-out" provision that permitted the Partnership to elect to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deemed more favorable, with the ability of the Purchaser to match the offer or decline to match the offer and be entitled to be compensated in an amount equal to 1 1/2% of the Purchaser's proposed purchase price. The Partnership did not receive any other offers and, accordingly, the General Partner believes that a valid market check has occurred confirming that the terms of this transaction were the most beneficial that could have been obtained.

The Terms of the Transaction - The total contract purchase price (the "Purchase Price") to the Purchaser is $13,988,000 which is allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser paid into an escrow account $1,575,888 of the Purchase Price in cash upon the closing of the first aircraft and delivered a promissory note (the "Promissory Note") for the balance of $12,412,112. The Partnership received payment of $1,575,888 from the escrow account on June 24, 1997.

The Promissory Note is due in 28 quarterly installments of principal and interest commencing June 30, 1997 in the amount of $608,772 over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment in the amount of $2,262,866 due on March 31, 2004. The Purchaser has the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note is subject to mandatory partial prepayment in certain specified instances. The Purchaser is current on its Promissory Note obligation.

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like, (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

Under the terms of the transaction, the Purchaser's Manager has undertaken to make available a working capital line to the Purchaser of up to approximately $1,222,000 to fund operating obligations of the Purchaser. This working capital line is guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor provided the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million at December 31, 1996. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser is permitted to dividend to its equity owners an amount not to exceed approximately $33,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the Aircraft. Each Aircraft was sold subject to the existing leases.

Neither PIMC nor GECAS will receive a sales commission in connection with the transaction. In addition, PIMC will not be paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997 with respect to the 7 Aircraft. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI have also sold certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above, with the exception of the Polaris Aircraft Income Fund VI aircraft, which were sold on an all cash basis.

The Accounting Treatment of the Transaction - In accordance with generally accepted accounting principles (GAAP), the Partnership recognized rental income up until the closing date for each aircraft which occurred from May 28, 1997 to June 16, 1997. However, under the terms of the transaction, the Purchaser was entitled to receive payment of the rents, receivables and other income accruing from April 1, 1997. As a result, the Partnership made payments to the Purchaser in the amount of the rents, receivables and other income due and received from April 1, 1997 to the closing date of $1,001,067, which is included in rent from operating leases and interest income. For financial reporting purposes, the cash down payment portion of the sales proceeds of $1,575,888 has been adjusted by the following: income and proceeds, including rents and receivables from the effective date of April 1, 1997 to the closing date, interest due on the cash portion of the purchase price, interest on the Promissory Note from the effective date of April 1, 1997 to the closing date and estimated selling costs. As a result of these GAAP adjustments, the net adjusted sales price recorded by the Partnership, including the Promissory Note, was $13,205,140.

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 have been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $749,373 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations for the three and six months ended June 30, 1997.


PARTNERSHIP OPERATIONS

The Partnership recorded net income of $889,991, or $0.76 per limited partnership unit, for the three months ended June 30, 1997, compared to net income of $1,037,876, or $1.23 per limited partnership unit, for the three months ended June 30, 1996. The Partnership recorded net income of $2,404,459, or $3.13 per limited partnership unit, for the six months ended June 30, 1997, compared to net income of $1,591,729, or $1.50 per limited partnership unit, for the six months ended June 30, 1996.

Rental revenues, net of related management fees, increased during the three and six months ended June 30, 1997 compared to the same periods in 1996. This increase was primarily the result of an increase in rental revenues from TWA. In November 1996 and February 1997, installation of hushkits was completed on the 14 aircraft leased to TWA and the leases were extended for eight years. The rent payable by TWA under the leases has been increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The Partnership recorded $440,119 and $851,985 in interest expense on the amount borrowed to finance the hushkits during the three and six months ended June 30, 1997, respectively.

The Partnership recorded an increase in other income during the six months ended June 30, 1997. This increase in other income was the result of the receipt of $802,443 related to amounts due under the TWA maintenance credit and rent deferral agreement.

Partially offsetting the increase in 1997 net income was a net loss recorded on the sale of the Boeing 737- 200 aircraft to American Aircarriers for $660,000 cash in January 1997. In addition, the Partnership retained maintenance reserves from the previous lessee of $217,075, which were recognized as additional sale proceeds. A net loss of $26,079 was recorded on the sale of the aircraft.

In consideration for a rent deferral, the Partnership received warrants to purchase 227,133 shares of TWA Common Stock from TWA in November 1995 and exercised the warrants on December 29, 1995. The Partnership sold the TWA Common Stock by February 1996, net of broker commissions, for $2,406,479 and recognized a gain on trading securities of $49,974 during the first quarter of 1996.

In May 1996, the Partnership received from Pan American World Airways, Inc. (Pan
Am) a payment of $567,500 as full satisfaction of the Partnership's administrative expense priority claim. The Partnership has recorded this payment as other revenue in claims related to lessee defaults in the statement of income for the three and six months ended June 30, 1996.

Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in January 1996 and subsequently rejected the Partnership's aircraft lease. The Partnership recorded an allowance for credit losses aggregating $100,409 during the first quarter of 1996 for unpaid rents and accrued interest recognized during the first quarter of 1996. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $92,000, which are reflected in operating expense in the Partnership's statement of income for the six months ended June 30, 1996.

The Partnership's balance sheet shows an increase in rent and other receivables at June 30, 1997, as compared to December 31, 1996. This increase in rent and other receivables was the result of certain rental payments due from TWA at the end of June 1997 that were subsequently received by the Partnership in July 1997.

The decrease in the deferred income balance at June 30, 1997 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 14 Partnership aircraft currently on lease to TWA that were extended in 1996 and 1997. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental income earned on the TWA leases during the six months ended June 30, 1997 exceeded the rental payments due from TWA, causing a decrease in the deferred income balance.


LIQUIDITY AND CASH DISTRIBUTIONS

Liquidity - The Partnership received all lease payments due from Continental, Continental Micronesia and TWA and has received all note payments due from Continental, ALG, Inc. (ALG), American International Airways, Inc. (AIA), WestJet Airlines, Ltd. (WestJet) and Triton Aviation Services II LLC. As discussed above, the Partnership received from TWA warrants to purchase 227,133 shares of TWA Common Stock in consideration for a rent deferral. The Partnership exercised the warrants in 1995 and sold the TWA Common Stock in the first quarter of 1996, net of broker commissions, for $2,406,479.

In July 1997, the Partnership received its $935,000 rental payment from TWA that was due on June 27, 1997. This amount was included in rent and other receivables on the balance sheet at June 30, 1997.

Payments of $95,270 and $125,193 have been received during the first two quarters of 1997 and 1996, respectively, from the sale of inventoried parts from the six disassembled aircraft and have been applied against aircraft inventory. The net book value of the Partnership's aircraft inventory was $17,979 as of June 30, 1997.

PIMC has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds in the event that the aircraft presently on lease to TWA require remarketing, the Purchaser defaults under the Promissory Note, and for other contingencies including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1997 and 1996 were $4,999,970, or $10 per limited partnership unit and $4,124,975, or $8.25 per unit, respectively. Cash distributions to limited partners during the six months ended June 30, 1997 and 1996 were $8,124,951, or $16.25 per limited partnership unit and $8,249,951, or $16.50 per unit, respectively.

In accordance with the Limited Partnership Agreement, cash distributions are to be allocated 90% to the limited partners and the 10% to the general partner. In July 1997, the Partnership made a cash distribution to limited partners of $3,799,977 ($7.60 per limited partnership unit) and $422,220 to the general partner. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements including expenses of the Partnership as previously discussed in the Liquidity section; the receipt of rental payments from TWA; the receipt of note payments from Triton; and payments generated from the aircraft disassembly process.

                           Part II. Other Information


Item 1.      Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1997, there are a number of pending legal actions or proceedings involving the Partnership. Except as discussed below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services, Inc. (Viscount) Bankruptcy - A trustee has been appointed to administer Viscount's bankruptcy. On June 27, 1997, the Bankruptcy Court heard oral argument on a hearing concerning confirmation of a liquidity Chapter 11 plan.

As discussed in the Partnership's 1996 Form 10-K, First Security Bank, National Association (FSB), the owner/trustee under the Partnership's leases with Viscount, is involved in litigation with BAE Aviation, Inc., dba Tucson Aerospace, STS Services, Inc. and Piping Design Services, Inc., dba PDS Technical Services, which assert mechanics' liens over an airframe for the aircraft bearing registration no. N306VA (the "306 Aircraft") belonging to the Partnership. After FSB filed a bond in the penal amount of $1,300,000, the claimants in the action released the aircraft and filed a claim against the bond. On July 7, 1997, cross-motions for summary judgment were briefed, argued to the Superior Court and taken under advisement.

After recovering the airframe for the 306 Aircraft, the Partnership sold the airframe in January of 1997. In the course of delivering the airframe, GE Capital Aviation Services, Inc. (GECAS) determined that a painter, Thomas Cook, was holding the right elevator at his shop due to an unpaid bill incurred in connection with work on the 306 Aircraft by BAE Aviation, Inc. under contract to Viscount, then the lessee of the 306 Aircraft. After Mr. Cook refused the Partnership's demand for possession of the elevator, FSB, as owner trustee, filed a lawsuit in the Superior Court of Arizona in Pima County, Case No. 318585 on March 20, 1997 against Mr. Cook and Hamilton Aviation, Inc., where his shop is located, to recover possession. On July 7, 1997, the Superior Court heard oral argument on motions for summary judgment and took the matter under advisement.

Equity Resources, Inc., et al. v. Polaris Investment Management Corporation, et al. - On May 12, 1997, plaintiffs appealed the Superior Court's denial of their motion seeking to enjoin the sale by the Partnership of certain of its aircraft and notes receivable. On May 15, 1997, the Appellate Court denied plaintiffs' appeal. On May 19, 1997, plaintiffs appealed the Superior Court's denial of their motion to the Supreme Court of Massachusetts. The Supreme Court of Massachusetts denied plaintiffs' appeal on May 29, 1997. On May 23, 1997, the defendants filed a motion to dismiss the action.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris Investment Management Corporation, et al. was filed on behalf of the unitholders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 2, under the caption "Remarketing Update -- Sale of Aircraft to Triton."

Other Proceedings - Item 10 in Part III of the Partnership's  1996 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1997 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the Partnership's 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

The following actions have been settled pursuant to a settlement agreement entered into on June 6, 1997:

- Thelma Abrams, et al. v. Polaris Holding Company, et al.
- Sara J. Bishop, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Elphick, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Janet K. Johnson, et al. v. Polaris Holding Company, et al.
- Wayne W. Kuntz, et al. v. Polaris Holding Company, et al.
- Joyce H. McDevitt, et al. v. Polaris Holding Company, et al.
- Mary Grant Tarrer, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Harry R. Wilson, et al. v. Polaris Holding Company, et al.
- George Zicos, et al. v. Polaris Holding Company, et al.

- Michael J. Ouellette, et al. v. Kidder, Peabody & Co. Incorporated, et al.; Thelma A. Rolph, et al. v. Polaris Holding Company, et al.; Carl L. Self, et al.
v. Polaris Holding Company, et al. - On or about March 21, 1997, three complaints were filed in the Superior Court of the State of California, County of Sacramento naming as defendants Kidder, Peabody & Company, Incorporated, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company,
General Electric Capital Services, General Electric Capital Corporation, GE Capital Aviation Services and Does 1-100. The first complaint, entitled Michael
J. Ouellette, et al. v. Kidder Peabody & Co., et al., was filed by over 50 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The second complaint, entitled Thelma A. Rolph, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The third complaint, entitled Carl L. Self, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. Each complaint alleges violations of state common law, including fraud, negligent misrepresentation and breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers, Inc. Each complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.


Item 6.      Exhibits and Reports on Form 8-K

a)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

       27.  Financial Data Schedule.

b)     Reports on Form 8-K

       A Current Report on Form 8-K, dated May 28, 1997, reporting the sale of assets under Item 2 was filed on June 12, 1997.

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

                               POLARIS AIRCRAFT INCOME FUND II,
                               A California Limited Partnership
                               (Registrant)
                               By:   Polaris Investment
                                     Management Corporation,
                                     General Partner




     August 12, 1997                 By:   /S/Marc A. Meiches
-------------------------                  ----------------=--------
                                           Mark A. Meiches
                                           Chief Financial Officer
                                           (principal financial officer and
                                           principal accounting officer of
                                           Polaris Investment Management
                                           Corporation, General Partner of
                                           the Registrant)