Form 10-Q
period 1997-09-30
POLARIS AIRCRAFT INCOME FUND II
filed 1997-11-13
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------

                                    FORM 10-Q

                           ---------------------------



          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

          FORM 10-Q - For the Quarterly Period Ended September 30, 1997




                                      INDEX



Part I.  Financial Information                                            Page

         Item 1.  Financial Statements

              a)  Balance Sheets - September 30, 1997 and
                  December 31, 1996........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 1997 and 1996........................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1996
                  and Nine Months Ended September 30, 1997.................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 1997 and 1996........................6

              e)  Notes to Financial Statements............................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........11



Part II. Other Information

         Item 1.  Legal Proceedings.......................................17

         Item 6.  Exhibits and Reports on Form 8-K........................18

         Signature    ....................................................19

                          Part 1. Financial Information
                          -----------------------------
Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                   September 30,    December 31,
                                                       1997            1996
                                                       ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                         $ 19,905,524    $ 22,224,813

RENT AND OTHER RECEIVABLES                             935,629           6,648

NOTES RECEIVABLE                                    11,932,202       1,522,956

AIRCRAFT, net of accumulated depreciation of
   $68,202,912 in 1997 and $120,260,981 in 1996     47,160,397      63,638,062

AIRCRAFT INVENTORY                                        --           113,248

OTHER ASSETS                                             6,991         117,015
                                                  ------------    ------------

                                                  $ 79,940,743    $ 87,622,742
                                                  ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                             $    177,345    $     66,631

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                         373,124         209,781

SECURITY DEPOSITS                                       50,000         116,000

MAINTENANCE RESERVES                                      --           223,528

DEFERRED INCOME                                        203,335         597,915

NOTES PAYABLE                                       16,748,131      14,193,178
                                                  ------------    ------------

        Total Liabilities                           17,551,935      15,407,033
                                                  ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                  (1,579,246)     (1,480,858)
   Limited Partners, 499,997 units
      issued and outstanding                        63,968,054      73,696,567
                                                  ------------    ------------

        Total Partners' Capital                     62,388,808      72,215,709
                                                  ------------    ------------

                                                  $ 79,940,743    $ 87,622,742
                                                  ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                             -------------             -------------
                                           1997         1996         1997         1996
                                           ----         ----         ----         ----
REVENUES:
   Rent from operating leases          $3,145,676  $ 3,430,000   $11,646,396  $10,368,600
   Interest                               626,445      384,612     1,316,784    1,168,907
   Claims related to lessee defaults         --           --            --        567,500
   Loss on sale of aircraft                  --                      (26,079)        --
   Other                                   49,240         --         851,683       49,974
                                       ----------  -----------   -----------  -----------

           Total Revenues               3,821,361    3,814,612    13,788,784   12,154,981
                                       ----------  -----------   -----------  -----------

EXPENSES:
   Depreciation                         2,221,949    3,309,927     8,291,387    9,329,780
   Management fees to general partner      42,815      162,500       409,518      486,500
   Provision for credit losses               --         92,508          --        192,917
   Operating                               35,332       57,997       117,259      210,047
   Interest                               415,571         --       1,267,556         --
   Administration and other                87,134       63,968       280,045      216,296
                                       ----------  -----------   -----------  -----------

           Total Expenses               2,802,801    3,686,900    10,365,765   10,435,540
                                       ----------  -----------   -----------  -----------

NET INCOME                             $1,018,560  $   127,712   $ 3,423,019  $ 1,719,441
                                       ==========  ===========   ===========  ===========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                 $  390,145  $   413,733   $ 1,226,604  $ 1,254,563
                                       ==========  ===========   ===========  ===========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                 $  628,415  $  (286,021)  $ 2,196,415  $   464,878
                                       ==========  ===========   ===========  ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                    $     1.26  $     (0.57)  $      4.39  $      0.93
                                       ==========  ===========   ===========  ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                         Year Ended December 31, 1996 and
                                       Nine Months Ended September 30, 1997
                                       ------------------------------------

                                      General        Limited
                                      Partner        Partners         Total
                                      -------        --------         -----

Balance, December 31, 1995         $(1,139,155)  $ 107,507,678   $ 106,368,523

   Net income (loss)                 1,602,730     (16,311,216)    (14,708,486)

   Cash distributions to partners   (1,944,433)    (17,499,895)    (19,444,328)
                                   -----------   -------------   -------------

Balance, December 31, 1996          (1,480,858)     73,696,567      72,215,709

   Net income                        1,226,604       2,196,415       3,423,019

   Cash distributions to partners   (1,324,992)    (11,924,928)    (13,249,920)
                                   -----------   -------------   -------------

Balance, September 30, 1997        $(1,579,246)  $  63,968,054   $  62,388,808
                                   ===========   =============   =============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                Nine Months Ended September 30,
                                                                -------------------------------

                                                                     1997           1996
                                                                     ----           ----
OPERATING ACTIVITIES:
    Net income                                                  $  3,423,019   $  1,719,441
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                 8,291,387      9,329,780
      Gain on sale of aircraft inventory                             (49,240)          --
      Loss on sale of aircraft                                        26,079           --
      Provision for credit losses                                       --         (153,323)
      Changes in  operating  assets  and  liabilities,
         net of effect of sale of aircraft:
         Decrease in marketable securities, trading                     --        2,356,506
         Decrease (increase) in rent and other receivables          (929,403)       241,053
         Decrease in other assets                                    110,024           --
         Increase (decrease) in payable to affiliates                110,714        (12,764)
         Increase in accounts payable and accrued liabilities         97,944         89,514
         Decrease in security deposits                               (66,000)      (400,000)
         Increase (decrease) in maintenance reserves                  (6,453)        60,906
         Decrease in deferred income                                (394,580)          --
                                                                ------------   ------------

           Net cash provided by operating activities              10,613,491     13,231,113
                                                                ------------   ------------

INVESTING ACTIVITIES:
    Increase in aircraft capitalized costs                        (4,784,633)          --
    Payments to Purchaser related to sale of aircraft             (1,001,067)          --
    Proceeds from sale of aircraft                                 2,519,495           --
    Principal payments on notes receivable                           865,904      1,505,689
    Net proceeds from sale of aircraft inventory                     162,488        203,946
                                                                ------------   ------------

           Net cash provided by (used in) investing activities    (2,237,813)     1,709,635
                                                                ------------   ------------

FINANCING ACTIVITIES:
    Increase in notes payable                                      3,884,633           --
    Principal payments on notes payable                           (1,329,680)          --
    Cash distributions to partners                               (13,249,920)   (13,749,917)
                                                                ------------   ------------

           Net cash used in financing activities                 (10,694,967)   (13,749,917)
                                                                ------------   ------------

CHANGES IN CASH AND CASH
    EQUIVALENTS                                                   (2,319,289)     1,190,831

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                           22,224,813     25,884,742
                                                                ------------   ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                               $ 19,905,524   $ 27,075,573
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


3.       TWA Lease Extension

GE Capital Aviation Services, Inc (GECAS), on behalf of the Partnership, and TransWorld Airlines, Inc. (TWA) negotiated for the acquisition of noise-suppression devices, commonly known as "hushkits," for the 14 Partnership aircraft currently on lease to TWA, as well as 18 other aircraft beneficially owned by Polaris Aircraft Income Fund III and Polaris Holding Company and leased to TWA. Hushkit installation was completed on 11 of the Partnership's aircraft in November 1996. Installation of hushkits on the remaining three aircraft was completed during February 1997.

The aggregate cost of the hushkit reconditioning completed in February 1997 for the 3 remaining aircraft was $4,784,633 or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1997. The Partnership paid $900,000 of the aggregate hushkit cost and the balance of $3,884,633 was financed by UT Finance Corporation (UT Finance), a wholly owned subsidiary of United Technologies Corporation, of which a division is Pratt and Whitney Group, the hushkit manufacturer, over a 6-year period at an interest rate of approximately 10% per annum.

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

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like; (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; and (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

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

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $749,373 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations.


5.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                           Payments for the
                                          Three Months Ended     Payable at
                                          September 30, 1997  September 30, 1997
                                          ------------------  ------------------

Aircraft Management Fees                      $ 72,128            $ 94,713

Out-of-Pocket Administrative and Selling
    Expense Reimbursement                       97,180              38,994

Out-of-Pocket Operating Expense
    Reimbursement                               67,436              43,638
                                              --------            --------

                                              $236,744            $177,345
                                              ========            ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 1997, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 30 aircraft. The portfolio consists of 14 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA). The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft have been disassembled for sale of their component parts. Of its original portfolio, the Partnership sold one Boeing 727-200 aircraft in February 1995, one Boeing 737-200 Combi aircraft in March 1996, and one Boeing 737-200 aircraft in January 1997. During the second quarter of 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to TWA, two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia), and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental), to Triton Aviation Services II LLC.

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

TWA Lease Extension

GE Capital Aviation Services, Inc. (GECAS), on behalf of the Partnership, and TWA negotiated for the acquisition of noise-suppression devices, commonly known as "hushkits," for the 14 Partnership aircraft currently on lease to TWA, as well as 18 other aircraft beneficially owned by Polaris Income Fund III and Polaris Holding Company and leased to TWA. Hushkit installation was completed on 11 of the Partnership's aircraft in November 1996. Installation of hushkits on the remaining three aircraft was completed during February 1997.

The aggregate cost of the hushkit reconditioning completed in February 1997 for the three remaining aircraft was $4,784,633, or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1997. The Partnership paid $900,000 of the aggregate hushkit cost and the balance of $3,884,633 was financed by UT Finance Corporation (UT Finance), a wholly owned subsidiary of United Technologies Corporation, of which a division is Pratt and Whitney Group, the hushkit manufacturer, over a 6-year period at an interest rate of approximately 10% per annum.

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

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like; (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; and (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the

Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

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

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $749,373 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations.


Partnership Operations

The Partnership recorded net income of $1,018,560, or $1.26 per limited partnership unit during the three months ended September 30, 1997, compared to net income of $127,712, or an allocated net loss of $0.57 per limited partnership unit, for the same period in 1996. The Partnership recorded net income of $3,423,019, or $4.39 per limited partnership unit during the nine months ended September 30, 1997, compared to net income of $1,719,441, or $0.93 per limited partnership unit, for the same period in 1996.

Rental revenues, net of related management fees, increased during the nine months ended September 30, 1997, compared to the same periods in 1996. This increase was primarily the result of an increase in rental revenues from TWA. In November 1996 and February 1997, installation of hushkits was completed on the 14 aircraft leased to TWA and the leases were extended for eight years. The rent payable by TWA under the leases has been increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The Partnership recorded $415,571 and $1,267,556 in interest expense on the amount borrowed to finance the hushkits during the three and nine months ended September 30, 1997, respectively. The decrease in rental revenues during the three months ended September 30, 1997 was due to the sale of the 8 Aircraft to Triton during the second quarter of 1997. In addition to the decrease in rental revenues, the sale of the 8 Aircraft to Triton caused a decrease in depreciation expense and management fees.

The increase in interest income during the three and nine months ended September 30, 1997, as compared to the same period in 1996, was attributable to interest earned on the Promissory Note related to the Triton sale that occurred during the second quarter of 1997. Partially offsetting this increase, was a decrease in interest earned on the cash reserves balances retained by the Partnership at September 30, 1997 as compared to September 30, 1996.

The Partnership recorded an increase in other revenue during the nine months ended September 30, 1997. This increase in other income was the result of the receipt of $802,443 related to amounts due under the TWA maintenance credit and rent deferral agreement.

Partially offsetting the increase in 1997 net income was a net loss recorded on the sale of the Boeing 737- 200 aircraft to American Aircarriers for $660,000 cash in January 1997. In addition, the Partnership retained maintenance reserves from the previous lessee of $217,075, which were recognized as additional sale proceeds. A net loss of $26,079 was recorded on the sale of aircraft.

In consideration for a rent deferral, the Partnership received warrants to purchase 227,133 shares of TWA Common Stock from TWA in November 1995 and exercised the warrants on December 29, 1995. The Partnership sold the TWA Common Stock by February 1996, net of broker commissions, for $2,406,479 and recognized a gain on trading securities of $49,974 during the first quarter of 1996, which is included in other revenue.

In May 1996, the Partnership received from Pan American World Airways, Inc. (Pan
Am) a payment of $567,500 as full satisfaction of the Partnership's administrative expense priority claim. The Partnership has recorded this payment as revenue in claims related to lessee defaults in the statement of operations.

The Partnership's balance sheet shows an increase in rent and other receivables at September 30, 1997, as compared to December 31, 1996. This increase in rent and other receivables was the result of certain rental payments due from TWA on September 27, 1997 that were subsequently received by the Partnership on October 2, 1997.

The decrease in the deferred income balance at September 30, 1997 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 14 Partnership aircraft currently on lease to TWA that were extended in 1996 and 1997. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental income earned on the TWA leases during the nine months ended September 30, 1997 exceeded the rental payments due from TWA, causing a decrease in the deferred income balance.

The Partnership recorded an allowance for credit losses of $100,409 during the first quarter of 1996 for certain unpaid rent and accrued interest receivables from Viscount as a result of Viscount's default on certain obligations due the Partnership and Viscount's subsequent bankruptcy filing. The Partnership recorded an allowance for credit losses of $92,508 during the third quarter of 1996 for Viscount's outstanding balance of the line of credit and accrued interest. In addition, the Partnership recognized legal expenses of approximately $123,000 related to the Viscount defaults and Chapter 11 bankruptcy filing. These legal costs are included in operating expense in the Partnership's statement of operations for the nine months ended September 30, 1996. In addition, the Partnership recognized an impairment loss of $300,000 on the aircraft formerly leased to Viscount, which was recorded as additional depreciation expense during the third quarter of 1996.

Administration and other expenses increased during the three and nine months ended September 30, 1997 as compared to the same periods in 1996, due to increases in printing and postage costs combined with an increase in outside services.


Liquidity and Cash Distributions

Liquidity -The Partnership received all payments due from Triton and all lease payments due from lessees during the nine months ended September 30, 1997, except for the September 1997 lease payment from TWA. On October 2, 1997, the Partnership received its $935,000 rental payment from TWA that was due on September 27, 1997. This amount was included in rent and other receivables on the balance sheet at September 30, 1997. As discussed above, the Partnership received from TWA warrants to purchase 227,133 shares of TWA Common Stock in consideration for a rent deferral. The Partnership exercised the warrants in 1995 and sold the TWA Common Stock in the first quarter of 1996, net of broker commissions, for $2,406,479.

Payments of $162,488 and $203,946 have been received during the first three quarters of 1997 and 1996, respectively, from the sale of inventoried parts from the six disassembled aircraft and have been applied against aircraft inventory. The net book value of the Partnership's aircraft inventory was $0 as of September 30, 1997.

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

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1997 and 1996 were $3,799,977, or $7.60 per limited partnership unit and $4,124,975, or $8.25 per unit, respectively. Cash distributions to limited partners during the nine months ended September 30, 1997 and 1996 were $11,924,928, or $23.85 per limited partnership unit and $12,734,926 or $24.75 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section; the receipt of rental payments from TWA; the receipt of note payments from Triton; and payments generated from the aircraft disassembly process.

                           Part II. Other Information
                           --------------------------


Item 1.         Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1997 and June 30, 1997, there are a number of pending legal actions or proceedings involving the Partnership. Except as discussed below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services, Inc. (Viscount) Bankruptcy - As discussed in the Partnership's 1996 Form 10- K, First Security Bank, National Association (FSB), the owner/trustee under the Partnership's leases with Viscount, is involved in litigation with BAE Aviation, Inc., dba Tucson Aerospace, STS Services, Inc. and Piping Design Services, Inc., dba PDS Technical Services, which assert mechanics' liens over an airframe for the aircraft bearing registration no. N306VA (the "306 Aircraft") belonging to the Partnership. As previously disclosed, the Superior Court heard cross-motions for summary judgment on July 7, 1997. On September 5, 1997, the Court determined that STS Services, Inc. did not have a lien under a filing in Tennessee. The Court denied FSB's motion for summary judgment concerning assignment of the lien, but granted a motion for summary judgment in part, ruling that the claim against the bond may not exceed the value of the 306 Aircraft. The case continues in discovery and pretrial preparation.

As reported in the Partnership's Form 10-Q for the period ended June 30, 1997, FSB, as owner trustee, is involved in litigation against Thomas Cook, a painter who was holding the right elevator at his shop due to an unpaid bill. On July 29, 1997, the Superior Court denied FSB's motion for summary judgment and determined that a worker holding an aircraft part may claim a lien for the charges associated with the particular item. The Court directed Mr. Cook to provide documentation of his claim limited to work on the elevator he is holding.

Equity Resources, Inc., et al. v. Polaris Investment Management Corporation, et al. - As previously disclosed, on May 23, 1997, the defendants filed a motion to dismiss this action. Subsequently, plaintiffs voluntarily sought dismissal of their suit without prejudice. On September 16, 1997, the court dismissed plaintiffs' complaint without prejudice.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On September 2, 1997, an amended complaint was filed adding additional plaintiffs. On September 16, 1997, the Polaris defendants filed a demurrer seeking to dismiss the amended complaint. Simultaneously with the filing of the demurrer, the Polaris defendants sought a stay of discovery. The hearing on the demurrer occurred on November 4, 1997. On November 5, 1997, the court granted the Polaris defendants' demurrer and ordered that plaintiffs be given 10 days leave to amend their complaint to plead demand futility.

On or about October 14, 1997, the plaintiffs in this action filed a separate Petition for Writ of Mandate in the San Francisco Superior Court entitled Ron Wallace, et al. v. Polaris Investment Management Corp., et al., seeking to obtain access to all the Partnership's books, records and documents. Subsequently, pursuant to an agreement between the parties, plaintiffs agreed to dismiss their Petition for Writ of Mandate with prejudice and the Polaris defendants agreed to withdraw its motion seeking a stay of discovery.

Other Proceedings - Item 10 in Part III of the Partnership's  1996 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1997 and June 30, 1997 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the Partnership's 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


Item 6.         Exhibits and Reports on Form 8-K

a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        27.  Financial Data Schedule

b)      Reports on Form 8-K

        A Current Report on Form 8-K/A, dated May 28, 1997, amending certain exhibits listed in Item 7, was filed on August 18, 1997.

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

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership
                        (Registrant)
                        By:    Polaris Investment
                               Management Corporation,
                               General Partner




      November 12, 1997                 By:     /S/Marc A. Meiches
--------------------------------                --------------------------------
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