Form 10-K
period 1997-12-31
POLARIS AIRCRAFT INCOME FUND II
filed 1998-03-30
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                              --------------------

             _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

        ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                           Commission File No.33-2794

                         POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                 California                               94-2985086
       -------------------------------             -----------------------
       (State or other jurisdiction of             (IRS Employer I.D. No.)
       incorporation or organization)

        201 High Ridge Road, Stamford, Connecticut                06927
        ------------------------------------------             ----------
         (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (203) 357-3776

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1997.

                    Documents incorporated by reference: None

                       This document consists of 51 pages.

                                     PART I

Item 1.  Business

Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership), was formed primarily to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-II was organized as a California limited partnership on June 27, 1984 and will terminate no later than December 2010.

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

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item  2.  The  following   table  describes   certain   material  terms  of  the
Partnership's  leases to Trans World  Airlines,  Inc.  (TWA) as of December  31,
1997.
                                                  Scheduled
                                     Number of      Lease
Lessee        Aircraft Type          Aircraft     Expiration   Renewal Options
------        -------------          --------     ----------   ---------------
TWA      McDonnell Douglas DC-9-30       11       11/04 (1)        none
TWA      McDonnell Douglas DC-9-30        3        2/05 (1)        none

(1) These leases to TWA were modified in 1991. The leases for these aircraft were extended for an aggregate of 75 months beyond the initial lease expiration date in November 1991 at approximately 46% of the original lease rates. The Partnership also agreed to share in the costs of certain Airworthiness Directives (ADs). If such costs are incurred by TWA, they will be credited against rental payments, subject to annual limitations with a maximum of $500,000 per aircraft over the lease terms. TWA may specify a lease expiration date for each aircraft up to six months before the date shown, provided the average date for all of the aircraft equals the dates shown.

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

         In 1996, GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits", for 14 of the Partnership's aircraft on lease to TWA at the time, as well as other aircraft owned by affiliates of PIMC and leased to TWA. The 14 aircraft that received hushkits were designated by TWA. The hushkits reconditioned the aircraft so as to meet Stage 3 noise level restrictions. Hushkits were installed on 11 of the Partnership's aircraft during 1996 and the leases for these 11 aircraft were extended for a period of eight years until November 2004. Hushkits were installed on the remaining three aircraft during February 1997 and the leases for these three aircraft were extended for a period of eight years until February 2005.

         The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loan from the engine/hushkit manufacturer is non-recourse to the Partnership and secured by a security interest in the lease receivables.

Industry-wide, approximately 330 commercial jet aircraft were available for sale or lease at December 31, 1997, approximately 50 more than a year ago. At under 3% of the total available jet aircraft fleet, this is still a relatively low level of availability by industry historic standards. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following four years of strong traffic growth accompanied by rising yields, this trend reversed with many airlines reporting substantial profits since 1995. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996 and a further 1300 were ordered in 1997, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, which, when installed on the aircraft, bring Stage 2 aircraft into compliance with Federal Aviation Administration (FAA) Stage 3 noise restrictions as discussed in the Industry Update section of Item 7. Older Stage 2 narrow-bodies and early wide-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period. Economic turmoil in Asia in the second half of 1997 has brought about a significant reduction in traffic growth in much of that region which is resulting in a number of new aircraft order deferrals and cancellations, mainly in the wide-body sector of the market with as yet no impact evident in other world markets. In 1996, several airline accidents also impacted the market for older Stage 2 aircraft. The Partnership has been forced in the past to adjust its estimates of the residual values realizable from its aircraft, which resulted in an increase in depreciation expense, as discussed in Items 7 and 8. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

McDonnell Douglas DC-9-30 - The McDonnell Douglas DC-9-30 is a short- to medium-range twin-engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with Stage 3 requirements at a cost of approximately $1.6 million per aircraft. As noted above, hushkits have been installed on the 14 remaining fund aircraft. Certain ADs applicable to the McDonnell Douglas DC-9 have been issued to prevent fatigue cracks and control corrosion as discussed in the Industry Update section of Item 7.

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


Item 2.  Properties

At December 31, 1997, PAIF-II owned 14 McDonnell Douglas DC-9-30 aircraft leased to TWA out of its original portfolio of 30 aircraft. All leases are operating leases. Polaris Aircraft Income Fund II (the Partnership) transferred six Boeing 727-200 aircraft, previously leased to Pan Am, to aircraft inventory in 1992.

These aircraft, which are not included in the following table, have been disassembled for sale of their component parts. The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit in February 1995. The Partnership sold the airframe and one engine from the Boeing 737-200 Combi aircraft in March 1996. The Partnership sold the remaining engine along with a Boeing 737-200 in January 1997. The Partnership sold three Boeing 727-200, one McDonnell Douglas DC-9-40 and three McDonnell Douglas DC-9-30 aircraft to Triton Aviation Services II LLC in May 1997 and June 1997.

The following table describes the Partnership's aircraft portfolio at December 31, 1997 in greater detail:

                                                 Year of             Cycles
Aircraft Type                Serial Number      Manufacture      As of 12/31/97
-------------                -------------      -----------      --------------
McDonnell Douglas DC-9-30       47135              1968              79,114
McDonnell Douglas DC-9-30       47137              1968              78,249
McDonnell Douglas DC-9-30       47249              1968              84,418
McDonnell Douglas DC-9-30       47251              1968              82,872
McDonnell Douglas DC-9-30       47343              1969              81,501
McDonnell Douglas DC-9-30       47345              1969              79,873
McDonnell Douglas DC-9-30       47411              1969              77,243
McDonnell Douglas DC-9-30       47412              1969              77,339
McDonnell Douglas DC-9-30       47027              1967              83,328
McDonnell Douglas DC-9-30       47107              1968              82,753
McDonnell Douglas DC-9-30       47108              1968              79,599
McDonnell Douglas DC-9-30       47174              1968              80,692
McDonnell Douglas DC-9-30       47324              1969              76,925
McDonnell Douglas DC-9-30       47357              1969              76,746


Item 3.  Legal Proceedings

Braniff, Inc. (Braniff) Bankruptcy - As previously reported in Polaris Aircraft Income Fund II's (the Partnership) 1996 Form 10-K, the Bankruptcy Court disposed of the Partnership's claim in this Bankruptcy proceeding by permitting the Partnership to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the Federal Aviation Administration noise regulations to operate one Stage 2 aircraft and by allowing the Partnership a net remaining unsecured claim of $769,231 in the proceedings.

Viscount Air Services, Inc. (Viscount) Bankruptcy - As previously reported in the Partnership's 1996 Form 10-K, all disputes between the Partnership and Viscount have been resolved, and there is no further pending litigation with Viscount. However, when Viscount rejected its lease of one of the Partnership's aircraft ("306 Aircraft"), as authorized by the Bankruptcy court, the 306 Aircraft was located at a maintenance facility owned by BAE Aviation, Inc. dba Tucson Aerospace (BAE). BAE and its subcontractors STS Services, Inc. and Piping Design Services, Inc., dba PDS Technical Services asserted mechanics' liens over the 306 Aircraft. On May 22, 1996, First Security Bank, National Association
(FSB), as owner trustee, filed suit in the Superior Court of Arizona in Pima County to recover the 306 Aircraft.

After FSB filed a bond in the penal amount of $1,371,000, the claimants in the action released the 306 Aircraft and filed a claim against the bond. The Superior Court heard cross-motions for summary judgment on July 7, 1997. On September 5, 1997, the Superior Court determined that STS Services, Inc. did not have a lien under a filing in Tennessee. The Superior Court denied FSB's motion for summary judgment concerning assignment of the lien, but granted a motion for summary judgment in part, ruling that the claim against the bond may not exceed the value of the airframe. The case continues in discovery and pre-trial preparation. The matter is set for trial on April 14, 1998.

After recovering the 306 Aircraft, the Partnership sold the airframe and certain engines in January of 1997. In the course of delivering the airframe, GE Capital Aviation Services, Inc. (GECAS) determined that a painter, Thomas Cook, was holding the right elevator at his shop due to an unpaid bill incurred in connection with work on the 306 Aircraft by BAE under contract to Viscount, which at that time was leasing the 306 Aircraft. On March 20, 1997, FSB, as owner trustee, filed a lawsuit in the Superior Court of Arizona in Pima County, Case No. 318585 against Mr. Cook and Hamilton Aviation, Inc., where his shop is located, to recover possession. On July 29, 1997, the Superior Court denied FSB's motion for summary judgment and determined that a worker holding an aircraft part may claim a lien for the charges associated with the particular item without complying with Arizona's aircraft lien statute. The Superior Court directed Mr. Cook to provide documentation of his claim limited to work on the elevator he is holding. The matter is set for trial on April 14, 1998.

Kepford, et al. v. Prudential Securities, et al. -On April 13, 1994, this action was filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. On December 2, 1997, the trial court issued a scheduling order setting a September 7, 1998 trial date.

Riskind, et al. v. Prudential Securities, Inc., et al. - This action was filed in the District Court of the 165 Judicial District, Maverick County, Texas, on behalf of over 3,000 individual investors who purchased units in "various Polaris Aircraft Income Funds," including the Partnership. A second amended original petition names the Partnership, Polaris Investment Management Corporation, Prudential Securities, Inc. and others as defendants and alleges that these defendants violated the Texas Securities Act and the Texas Deceptive Trade Practices Act and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. Kidder, Peabody & Co. was added as an additional defendant by virtue of an Intervenor's Amended Plea in Intervention filed on or about April 7, 1995.

The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July

26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. On February 26, 1997, the court issued an order notifying the remaining plaintiffs that the action would be dismissed on April 21, 1997 for want of prosecution unless the plaintiffs showed cause why the action should not be dismissed. This action was dismissed for want of prosecution in April of 1997.

Howland, et al. v. Polaris Holding Company, et al. - This action was transferred to the multi-district litigation in the Southern District of New York entitled In re Prudential Securities Limited Partnerships Litigation, which has been settled as discussed in Part III, Item 10 below.

Mary C. Scott v. Prudential Securities Inc. et al. - This action was transferred to the action entitled In re Prudential Securities Limited Partnerships Litigation, which has been settled as discussed in Part III, Item 10 below.

Equity Resources, Inc., et al. v. Polaris Investment Management Corporation, et al. - On or about April 18, 1997, an action entitled Equity Resources Group, Inc., et al. v. Polaris Investment Management Corporation, et al. was filed in the Superior Court for the County of Middlesex, Commonwealth of Massachusetts. The complaint names each of Polaris Investment Management Corporation (PIMC), the Partnership, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI, as defendants. The complaint alleges that PIMC, as general partner of each of the partnerships, committed a breach of its fiduciary duties, violated applicable partnership law statutory requirements and breached provisions of the partnership agreements of each of the foregoing partnerships by failing to solicit a vote of the limited partners in each of such partnerships in connection with the Sale Transaction described in Item 7, under the caption "Remarketing Update -- Sale of Aircraft to Triton" and in failing to disclose material facts relating to such transaction. The plaintiffs sought to enjoin the Sale Transaction, but the Superior Court denied their motion on May 6, 1997. The plaintiffs appealed the Superior Court's denial of their motion to enjoin, but ultimately, the Supreme Court of Massachusetts denied their appeal on May 29, 1997. On May 23, 1997, the defendants filed a motion to dismiss this action. Subsequently, the plaintiffs voluntarily sought dismissal of their suit without prejudice. On September 16, 1997, the court dismissed the plaintiffs' complaint without prejudice.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris Investment Management Corporation, et al. was filed on behalf of the unitholders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 7, under the caption "Remarketing Update -- Sale of Aircraft to Triton."

On September 2, 1997, an amended complaint was filed adding additional plaintiffs. On September 16, 1997, the defendants filed a motion to stay discovery and a demurrer seeking to dismiss the amended complaint. On November 5, 1997, the Superior Court granted the demurrer with leave to replead. On

December 18, 1997, the plaintiffs filed a second amended complaint asserting their claims derivatively. On January 26, 1998, defendants filed a demurrer seeking to dismiss the second amended complaint on the grounds that plaintiffs had failed to satisfy the pre-litigation demand requirements under California law for commencing a derivative action.

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

b)       Number of Security Holders:

                                                Number of Record Holders
              Title of Class                    as of December 31, 1997
         -----------------------            --------------------------------

         Limited Partnership Interest:                   15,200

         General Partnership Interest:                        1

c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning July 1986. Cash distributions to limited partners during 1997 and 1996 totaled $14,349,914 and $17,499,895, respectively. Cash distributions per limited partnership unit were $28.70 and $35.00 in 1997 and 1996, respectively.


Item 6.  Selected Financial Data

                                                       For the years ended December 31,
                                                       --------------------------------

                                   1997            1996             1995           1994              1993
                                   ----            ----             ----           ----              ----

Revenues                     $  17,609,635   $  16,304,608    $  21,093,341   $  14,443,902    $  15,558,866

Net Income (Loss)                4,469,336     (14,708,486)       5,717,065      (3,217,172)          48,114

Net Income (Loss)
  Allocated to Limited
  Partners                       4,424,643     (16,311,216)       4,972,468      (4,434,868)        (952,261)

Net Income (Loss) per
  Limited Partnership Unit            8.85          (32.62)            9.94           (8.87)           (1.91)

Cash Distributions per
  Limited Partnership
  Unit                               28.70           35.00            13.75           25.00            20.00

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                  28.70           35.00            13.75           25.00            20.00

Total Assets                    77,546,425      87,622,742      107,820,317     110,568,377      129,706,547

Partners' Capital               60,740,696      72,215,709      106,368,523     108,290,301      125,396,279


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 1997, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 30 aircraft. The portfolio consists of 14 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA). The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft have been disassembled for sale of their component parts. The Partnership sold one Boeing 727-200 aircraft in February 1995, one Boeing 737-200 Combi aircraft in March 1996, and one Boeing 737-200 aircraft in January 1997. During the second quarter of 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to TWA, two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia), and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental), to Triton Aviation Services II LLC.


Remarketing Update

General - Polaris  Investment  Management  Corporation  (the General  Partner or
PIMC) evaluates, from time to time, whether the investment objectives of the Partnership are better served by continuing to hold the Partnership's remaining portfolio of Aircraft or marketing such Aircraft for sale. This evaluation takes into account the current and potential earnings of the Aircraft, the conditions in the markets for lease and sale and future outlook for such markets, and the tax consequences of selling rather than continuing to lease the Aircraft. Recently, the General Partner has had discussions with third parties regarding the possibility of selling some or all of these Aircraft. While such discussions may continue, and similar discussions may occur again in the future, there is no assurance that such discussions will result in the Partnership receiving a purchase offer for all or any of the Aircraft which the General Partner would regard as acceptable.

Sale of Boeing 737-200 Aircraft - On January 30, 1997, one Boeing 737-200 formerly on lease to Viscount, was sold to American Aircarriers Support, Inc. (American Aircarriers) on an "as-is, where-is" basis for $660,000 cash. In addition, the Partnership retained maintenance reserves from the previous lessee of $217,075, that had been held by the Partnership, which were recognized as additional sale proceeds. A net loss of $26,079 was recorded on the sale of the aircraft.

TWA Lease Extension - GE Capital Aviation Services, Inc. (GECAS), on behalf of the Partnership, and TWA negotiated for the acquisition of noise-suppression devices, commonly known as "hushkits," for the 14 Partnership aircraft currently on lease to TWA, as well as other aircraft beneficially owned by Polaris Aircraft Income Fund III and Polaris Holding Company and leased to TWA. Hushkit installation was completed on 11 of the Partnership's aircraft in November 1996. Installation of hushkits on the remaining three aircraft was completed during February 1997.

The aggregate cost of the hushkit reconditioning completed in February 1997 for the three remaining aircraft was $4,784,633, or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1997. The Partnership paid $900,000 of the aggregate hushkit cost and the balance of $3,884,633 was financed by UT Finance Corporation (UT Finance), a wholly owned subsidiary of United Technologies Corporation, of which a division is Pratt and Whitney Group, the hushkit manufacturer, over 50 months at an interest rate of approximately 10% per annum.

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

Sale of Aircraft to Triton - On May 28, 1997, PIMC, on behalf of the Partnership, executed definitive documentation for the purchase of 7 of the Partnership's 21 remaining aircraft (the "Aircraft") and certain of its notes receivables by Triton Aviation Services II LLC, a special purpose company (the "Purchaser" or "Triton"). The closings for the purchase of the 7 Aircraft occurred from May 28, 1997 to June 16, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases.

The General Partner's Decision to Approve the Transaction - In determining whether the transaction was in the best interests of the Partnership and its unitholders, PIMC evaluated, among other things, the risks and significant expenses associated with continuing to own and remarket the Aircraft (many of which were subject to leases that were nearing expiration). The General Partner determined that such a strategy could require the Partnership to expend a significant portion of its cash reserves for remarketing and that there was a substantial risk that this strategy could result in the Partnership having to reduce or even suspend future cash distributions to limited partners. The General Partner concluded that the opportunity to sell the Aircraft at an attractive price would be beneficial in the present market where demand for Stage II aircraft is relatively strong rather than attempting to sell the aircraft "one-by-one" over the coming years when the demand for such Aircraft might be weaker. GE Capital Aviation Services, Inc. ("GECAS"), which provides aircraft marketing and management services to the General Partner, sought to obtain the best price and terms available for these Stage II aircraft given the aircraft market and the conditions and types of planes owned by the Partnership. Both the General Partner and GECAS approved the sale terms of the Aircraft as being in the best interest of the Partnership and its unit holders because both believe that this transaction will optimize the potential cash distributions to be paid to limited partners. To ensure that no better offer could be obtained, the terms of the transaction negotiated by GECAS included a "market-out" provision that permitted the Partnership to elect to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deemed more favorable, with the ability of the Purchaser to match the offer or decline to match the offer and be entitled to be compensated in an amount equal to 1 1/2% of the Purchaser's proposed purchase price. The Partnership did not receive any other offers and, accordingly, the General Partner believes that a valid market check had occurred confirming that the terms of this transaction were the most beneficial that could have been obtained.

The Terms of the Transaction - The total contract purchase price (the "Purchase Price") to the Purchaser was $13,988,000 which was allocated to the Aircraft and to certain notes receivable by the Partnership. The Purchaser paid into an escrow account $1,575,888 of the Purchase Price in cash upon the closing of the first aircraft and delivered a promissory note (the "Promissory Note") for the balance of $12,412,112. The Partnership received payment of $1,575,888 from the escrow account on June 24, 1997. On December 30, 1997, the Partnership received prepayment in full of the outstanding note receivable and interest earned by the Partnership to that date.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser had the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the Aircraft. Each Aircraft was sold subject to the existing leases.

Neither PIMC nor GECAS received a sales commission in connection with the transaction. In addition, PIMC was not paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April

1, 1997 with respect to the 7 Aircraft. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

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

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $749,373 during 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations.


Partnership Operations

The Partnership reported net income of $4,469,336, or $8.85 per limited partnership unit for the year ended December 31, 1997, compared to a net loss of $14,708,486, or $32.62 per limited partnership unit and net income of $5,717,065, or $9.94 per limited partnership unit, for the years ended December 31, 1996 and 1995, respectively. The improved income from operations during 1997, as compared to 1996, is due to a substantial decrease in depreciation expense related to the sale of aircraft. A substantial increase in depreciation expense, as discussed later in the Industry Update section, contributed to the net loss during 1996.

Rental revenues, net of related management fees, increased during 1997, compared to the same period in 1996. This increase was primarily the result of an increase in rental revenues from TWA. In November 1996 and February 1997, installation of hushkits was completed on the 14 aircraft leased to TWA and the leases were extended for eight years. The rent payable by TWA under the leases has been increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed.

Rental revenues, net of related management fees, declined in 1996 as compared to 1995 primarily as a result of a decrease in rental revenue recognized in 1996 on the Partnership's leases with TWA. TWA rental revenues were higher in 1995 due to the receipt, during 1995, of certain deferred rental amounts, as discussed later under TWA Restructuring. Other factors contributing to the decreased rental revenues in 1996 were decreases in rental revenue from Northwest Territorial Airways, Ltd. (NWT) and Viscount. The lease with NWT expired in October 1995 and the aircraft was then sold, resulting in higher rental revenues from this aircraft during 1995 as compared to 1996. Additionally, the default and bankruptcy by Viscount resulted in the return of the aircraft and engine to the Partnership during 1996, resulting in higher rental revenues from this aircraft during 1995 as compared to 1996.

The increase in interest income during 1997, as compared to the same period in 1996, was attributable to interest earned on the Promissory Note related to the Triton sale that occurred during the second quarter of 1997.

The Partnership recorded an increase in other revenue during 1997. This increase in other income was the result of the receipt of $802,443 related to amounts due under the TWA maintenance credit and rent deferral agreement.

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

In consideration for the rent deferral as discussed later under TWA Restructuring, the Partnership received $218,171 in January 1995 as its share of such payment by TWA. This amount was recognized as other revenue in 1995. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock. The Partnership received warrants to purchase 227,133 shares of TWA Common Stock from TWA in November 1995 and recognized the net warrant value as of the date of receipt of $1,772,206 as revenue in 1995. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share and recognized a gain on the value of the warrants of $582,028 in 1995. The Partnership sold its TWA Common Stock in 1996. In addition, the Partnership recognized as other revenue in 1995 payments received from NWT aggregating approximately $647,000 in lieu of NWT performing required maintenance work on the aircraft it was leasing prior to its return to the Partnership. The Partnership also recognized as other revenue in 1995 maintenance reserves aggregating approximately $91,000 that were previously paid to the Partnership by a former lessee for the aircraft that was sold to AIA in February 1995.

The Partnership incurred interest expense during 1997 and 1996 as the result of the Partnership installing hushkits on 11 of its aircraft in November 1996 and 3 of its aircraft in February 1997. The aggregate cost of the hushkit reconditioning for the 11 and 3 aircraft was $17,516,722 and $4,784,633, respectively, or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1996 and 1997. The Partnership paid $3.3 million and $900,000 in 1996 and 1997, respectively, of the aggregate hushkit cost, and the balance of $14,216,722 and $3,884,633 in 1996 and 1997, respectively, was financed by the engine/hushkit manufacturer over 50 months at an interest rate of 10% per annum.

As discussed later in the Industry Update section, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the adjusted estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense.

The Partnership recognized approximately $17.0 million and $2.4 million of this deficiency as increased depreciation expense in 1996 and 1995, respectively. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in
Note 4, the Partnership accepted an offer to purchase 7 of the Partnership's remaining aircraft subject to each aircraft's existing lease and certain notes receivable. This offer constituted an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the proposed purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. The 1995 downward adjustment was the result of the reduction of the net book value to the estimated net realizable value of the Boeing 737-200 Combi aircraft sold to Westjet in 1996 as previously discussed.

The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. The Partnership also made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995. For any downward adjustment to the estimated residual values, future depreciation expense over the projected remaining economic life of the aircraft is increased. The Partnership's earnings are impacted by the net effect of the adjustments to the aircraft carrying values recorded in 1996 an 1995, and the downward adjustments to the estimated residual values recorded in 1995 as discussed later in the Industry Update section.

Liquidity and Cash Distributions

Liquidity - The Partnership received prepayment in full of all amounts due from Triton and all payments due from lessees during 1997, except for the December 1997 lease payment from TWA. On January 2, 1998, the Partnership received its $935,000 rental payment from TWA that was due on December 27, 1997. This amount was included in rent and other receivables on the balance sheet at December 31, 1997.

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

As discussed above, the Partnership agreed to share in the cost of meeting certain Airworthiness Directives (ADs) with TWA. In accordance with the cost-sharing agreement, TWA may offset up to an additional $1.7 million against rental payments, subject to annual limitations, over the remaining lease terms.

The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit to AIA in February 1995 as previously discussed. The agreement with AIA specifies payment of the sales price in 36 monthly installments of $55,000 beginning in

March 1995. The  Partnership  has received all scheduled  payments due from AIA.
This note was sold to Triton during 1997 as part of the transaction discussed previously under the Remarketing Update section.

In March 1996, the Partnership sold its Boeing 737-200 Combi aircraft to Westjet for cash and a note due in 22 monthly installments, with interest at a rate of 10% per annum beginning in March 1996. The Partnership has received all scheduled payments from Westjet. This note was sold to Triton during 1997 as part of the transaction discussed previously under the Remarketing Update section.

Payments of $214,749, $260,234 and $275,130 were received during 1997, 1996 and 1995, respectively, from the sale of inventoried parts from the six disassembled aircraft.

PIMC has determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership has available funds in the event that the aircraft presently on lease to TWA require remarketing, and for other contingencies including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners were $14,349,914, $17,499,895, and $6,874,959 in 1997, 1996 and 1995, respectively. Cash distributions per limited partnership unit were $28.70, $35.00 and $13.75 per limited partnership unit in 1997, 1996 and 1995, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section; the receipt of rental payments from TWA; and payments generated from the aircraft disassembly process.

TWA Restructuring

In October 1994, TWA notified its creditors, including the Partnership, of another proposed restructuring of its debt. Subsequently, GECAS negotiated a standstill arrangement, as set forth in a letter agreement dated December 16, 1994 (the Deferral Agreement), with TWA for the 46 aircraft that are managed by GECAS, 18 of which were owned by the Partnership. As required by its terms, the Deferral Agreement (which has since been amended as discussed below) was approved by PIMC on behalf of the Partnership with respect to the Partnership's aircraft.

The Deferral Agreement provided for (i) a moratorium on all the rent due to the Partnership in November 1994 and on 75% of the rents due to the Partnership from December 1994 through March 1995, and (ii) all of the deferred rents, together with interest thereon, to be repaid in monthly installments beginning in May 1995 and ending in December 1995. The repayment schedule was subsequently accelerated upon confirmation of TWA's bankruptcy plan. The Partnership recorded a note receivable and corresponding allowance for credit losses equal to the total of the 1994 deferred rents of $1.575 million. The Partnership did not recognize either the $1.575 million rental amount deferred in 1994 or the $2.025 million rental amount deferred during the first quarter of 1995 as rental revenue until the deferred rents were received. The note receivable and corresponding allowance for credit losses were reduced by the principal portion of the payments received. The Partnership received all scheduled rent payments beginning in April 1995 and all scheduled deferred rental payments beginning in May 1995, including interest at a rate of 12% per annum, from TWA and has recognized the $3.6 million deferred rents as rental revenue during 1995. The deferred rents were paid in full by October 1995.

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

Pursuant to a stipulated order of the Superior Court entered on July 9, 1996, FSB filed a bond in the penal sum of $1,371,000 for the benefit of the lienholders, who subsequently released the aircraft to the Partnership on July 11, 1996 and filed a claim against the bond. The matter is set for trial on April 14, 1998.

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

A consignment agreement has been entered into with a sales agent for the disposal of the spare parts inventory recovered from Viscount. Given that many of the parts require repair/overhaul, the cost of which is not accurately determinable in advance, and the inherent uncertainty of sales prices for used spare parts, there remains uncertainty as to whether the Partnership will derive further proceeds from the sale of this inventory.

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

The Partnership recorded provisions for credit losses of $100,409 and $241,964 in 1996 and 1995, respectively, for the aggregate unsecured receivables from Viscount. The line of credit, which was advanced to Viscount in 1994, was, in accordance with the Compromise and Stipulation, secured by certain of Viscount's trade receivables and spare parts. The Stipulation and Agreement releases the Partnership's claim against Viscount's trade receivables. As a result, the Partnership recorded an additional provision for credit losses of $92,508 during 1996, representing Viscount's outstanding balance of the line of credit and accrued interest. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during 1996, all notes, rents and interest receivable balances from Viscount.

The Partnership evaluated the airframe and engines previously leased to Viscount for potential re-lease or sale and estimated that maintenance and refurbishment costs aggregating approximately $1.6 million would be required to re-lease the airframe and engines. Alternatively, a sale of the airframe and engines would likely be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs. The aircraft was sold in January 1997 for $660,000. As discussed in Note 3, the Partnership recognized an impairment loss of $300,000 on this aircraft which was recorded as additional depreciation expense during 1996.

As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $107,000 and $147,000, which are reflected in operating expense in the Partnership's 1997 and 1996 statement of operations, respectively.

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

In addition, an AD adopted in 1990, applicable to McDonnell Douglas aircraft, requires replacement or modification of certain structural items on a specific timetable. These structural items were formerly subject to periodic inspection, with replacement when necessary. The AD requires specific work to be performed at various cycle thresholds between 40,000 and 100,000 cycles, and on specific date or age thresholds. The estimated cost of compliance with all of the components of this AD is approximately $850,000 per aircraft. The extent of modifications required to an aircraft varies according to the level of incorporation of design improvements at manufacture.

In January 1993, the FAA adopted another AD intended to mitigate corrosion of structural components, which would require repeated inspections from 5 years of age throughout the life of an aircraft, with replacement of corroded components as needed. Integration of the new inspections into each aircraft operator's maintenance program was required by January 31, 1994.

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA during the lease term. An aircraft returned to the Partnership as a result of a lease default would most likely not be returned to the Partnership in compliance with all return conditions required by the lease. The Partnership has agreed to bear a portion of the costs of compliance with certain ADs with respect to the aircraft leased to TWA, as described in Item 1. In negotiating subsequent leases, market conditions may require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, but which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft industry, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

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

Demand for Aircraft - Industry-wide, approximately 330 commercial jet aircraft were available for sale or lease at December 31, 1997, approximately 50 more than a year ago. At under 3% of the total available jet aircraft fleet, this is still a relatively low level of availability by industry historic standards. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following four years of strong traffic growth accompanied by rising yields, this trend reversed with many airlines reporting substantial profits since 1995. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996 and a further 1300 were ordered in 1997, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, whereas older Stage 2 narrow-bodies and early wide-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period. Economic turmoil in Asia in the second half of 1997 has brought about a significant reduction in traffic growth in much of that region which is resulting in a number of new aircraft order deferrals and cancellations, mainly in the wide-body sector of the market with as yet no impact evident in other world markets.

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

Effects on the Partnership's Aircraft - The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized impairments on aircraft to be held and used by the Partnership of approximately $17.0 million and $2.4 million, or $33.97 and $4.75 per limited Partnership unit, in 1996 and 1995, respectively. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 4, the Partnership accepted an offer to purchase seven of the Partnership's remaining aircraft subject to each aircraft's existing lease and certain notes receivable. This offer constituted an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the proposed purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. The 1995 downward adjustment was the result of the reduction of the net book value to the estimated net realizable value of the Boeing 737-200 Combi aircraft sold to Westjet in 1996. The increased depreciation expense reduced the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying value of the aircraft recorded in 1996 and 1995 (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values recorded in 1995 (which has the effect of increasing future depreciation expense). The net effect of the 1995 adjustments to the estimated residual values and the adjustments to the carrying value of the aircraft recorded in 1995 is to cause the Partnership to recognize increased depreciation expense of approximately $866,000 per year beginning in 1996 through the end of the estimated economic lives of the aircraft.

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




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996


                                  TOGETHER WITH

                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the  Partners  of
Polaris  Aircraft  Income  Fund II,
A  California  Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
    January 23, 1998

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                       1997             1996
                                                       ----             ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $ 31,587,494    $ 22,224,813

RENT AND OTHER RECEIVABLES                              935,629           6,648

NOTES RECEIVABLE                                           --         1,522,956

AIRCRAFT, net of accumulated depreciation of
  $70,346,578 in 1997 and $120,260,981 in 1996       45,016,731      63,638,062

AIRCRAFT INVENTORY                                         --           113,248

OTHER ASSETS                                              6,571         117,015
                                                   ------------    ------------

                                                   $ 77,546,425    $ 87,622,742
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    142,761    $     66,631

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                           317,799         209,781

SECURITY DEPOSITS                                        50,000         116,000

MAINTENANCE RESERVES                                       --           223,528

DEFERRED INCOME                                         627,660         597,915

NOTES PAYABLE                                        15,667,509      14,193,178
                                                   ------------    ------------

       Total Liabilities                             16,805,729      15,407,033
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                    (3,030,600)     (1,480,858)
  Limited Partners, 499,997 units
     issued and outstanding                          63,771,296      73,696,567
                                                   ------------    ------------

       Total Partners' Capital                       60,740,696      72,215,709
                                                   ------------    ------------

                                                   $ 77,546,425    $ 87,622,742
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                       1997            1996             1995
                                       ----            ----             ----
REVENUES:
    Rent from operating leases     $ 14,792,071    $ 14,172,153    $ 16,114,000
    Receipt of lessee stock
      warrants                             --              --         1,772,206
    Gain on trading securities             --            49,974         582,028
    Interest                          1,939,699       1,505,981       1,667,397
    Claims related to lessee
      defaults                             --           576,500            --
    Loss on sale of aircraft            (26,079)           --              --
    Gain on sale of aircraft
      inventory                         101,501            --              --
    Other                               802,443            --           957,710
                                   ------------    ------------    ------------

         Total Revenues              17,609,635      16,304,608      21,093,341
                                   ------------    ------------    ------------

EXPENSES:
    Depreciation                     10,435,053      29,470,353      13,895,184
    Management fees to general
      partner                           531,135         667,678         752,384
    Provision for credit losses            --           192,917         241,964
    Operating                           145,905         244,494         150,161
    Interest                          1,659,897         134,341            --
    Administration and other            368,309         303,311         336,583
                                   ------------    ------------    ------------

         Total Expenses              13,140,299      31,031,094      15,376,276
                                   ------------    ------------    ------------

NET INCOME (LOSS)                  $  4,469,336    $(14,708,486)   $  5,717,065
                                   ============    ============    ============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER            $     44,693    $  1,602,730    $    744,597
                                   ============    ============    ============

NET INCOME (LOSS) ALLOCATED
    TO LIMITED PARTNERS            $  4,424,643    $(16,311,216)   $  4,972,468
                                   ============    ============    ============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT               $       8.85    $     (32.62)   $       9.94
                                   ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                    General          Limited
                                    Partner         Partners           Total
                                    -------         --------           -----

Balance, December 31, 1994      $  (1,119,868)   $ 109,410,169    $ 108,290,301

    Net income                        744,597        4,972,468        5,717,065

    Cash distributions to
      partners                       (763,884)      (6,874,959)      (7,638,843)
                                -------------    -------------    -------------

Balance, December 31, 1995         (1,139,155)     107,507,678      106,368,523

    Net income (loss)               1,602,730      (16,311,216)     (14,708,486)

    Cash distributions to
      partners                     (1,944,433)     (17,499,895)     (19,444,328)
                                -------------    -------------    -------------

Balance, December 31, 1996         (1,480,858)      73,696,567       72,215,709

    Net income                         44,693        4,424,643        4,469,336

    Cash distributions to
      partners                     (1,594,435)     (14,349,914)     (15,944,349)
                                -------------    -------------    -------------

Balance, December 31, 1997      $  (3,030,600)   $  63,771,296    $  60,740,696
                                =============    =============    =============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997            1996            1995
                                                            ----            ----            ----
OPERATING ACTIVITIES:
  Net income (loss)                                    $  4,469,336    $(14,708,486)   $  5,717,065
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                        10,435,053      29,470,353      13,895,184
     Provision for credit losses                               --           192,917         241,964
     Loss on sale of aircraft                                26,079            --              --
     Gain on sale of aircraft inventory                    (101,501)           --              --
     Changes in operating assets and liabilities:
       Decrease (increase) in marketable securities,
          trading                                              --         2,356,506      (2,356,506)
       Decrease (increase) in rent and other
          receivables                                      (929,403)       (101,959)         41,132
       Decrease (Increase) in other assets                  110,444         (87,245)           --
       Increase (decrease) in payable to affiliates          76,130         (25,880)       (610,330)
       Increase in accounts payable and
          accrued liabilities                                42,619         122,425          48,693
       Increase (decrease) in security deposits             (66,000)       (334,000)        278,860
       Increase (decrease) in maintenance reserves           (6,453)         44,343        (543,505)
       Increase (decrease) in deferred income                29,745         (44,827)           --
                                                       ------------    ------------    ------------

          Net cash provided by operating activities      14,086,049      16,884,147      16,712,557
                                                       ------------    ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sale of aircraft                          2,519,495            --              --
  Increase in aircraft capitalized costs                 (4,784,633)    (17,516,722)           --
  Principal payments on notes receivable                 12,798,106       1,963,561       1,873,751
  Payments to Purchaser related to sale of aircraft      (1,001,067)           --              --
  Net proceeds from sale of aircraft inventory              214,749         260,235         275,130
                                                       ------------    ------------    ------------

          Net cash provided by (used in)
            investing activities                          9,746,650     (15,292,926)      2,148,881
                                                       ------------    ------------    ------------

FINANCING ACTIVITIES:
  Increase in note payable                                3,884,633      14,216,722            --
  Principal payments on notes payable                    (2,410,302)        (23,544)           --
  Cash distributions to partners                        (15,944,349)    (19,444,328)     (7,638,843)
                                                       ------------    ------------    ------------

          Net cash used in financing activities         (14,470,018)     (5,251,150)     (7,638,843)
                                                       ------------    ------------    ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                             9,362,681      (3,659,929)     11,222,595

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                      22,224,813      25,884,742      14,662,147
                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                          $ 31,587,494    $ 22,224,813    $ 25,884,742
                                                       ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


1.       Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership), maintains its accounting records, prepares its financial statements and files its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of assets.

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

Aircraft Inventory - Aircraft held in inventory for sale are reflected at the lower of depreciated cost or estimated net realizable value. Proceeds from sales are applied against inventory until the book value is fully recovered. The remaining book value of the inventory was recovered in 1997. Proceeds in excess of inventory net book value are recorded as revenue when received.

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases.

Maintenance Reserves - The Partnership received maintenance reserve payments from certain of its lessees that were to be reimbursed to the lessee or applied against certain costs incurred by the Partnership or lessee for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve payments were recognized when received and balances remaining at the termination of the lease, if any, were used by the Partnership to offset future maintenance expenses or recognized as revenue.

Operating Expenses - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income or loss and the number of units outstanding for the years ended December 31, 1997, 1996 and 1995.

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

                                                         1996
                                                         ----

      Allowance for credit losses,
         beginning of year                          $   (241,964)
      Provision for credit losses                       (192,917)
      Write-downs                                        434,881
      Collections                                           -
                                                     -----------
      Allowance for credit losses,
         end of year                                $       -
                                                    ============


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

Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to related parties are described in Note 11.

3.    Aircraft

At December 31, 1997, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 30 aircraft, which were acquired, leased or sold as discussed below. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration and require compliance during the lease term, in certain of the leases the Partnership has agreed to share in the cost of compliance with ADs. In addition to basic rent, one lessee was required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. In the event of a lessee default, these return conditions are not likely to be met. Certain leases also provide that, if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability to these lessees, if any, cannot currently be estimated and therefore is not reflected in the financial statements.

The following table describes the Partnership's aircraft portfolio at December 31, 1997 in greater detail:

                                                           Year of
Aircraft Type                       Serial Number         Manufacture
-------------                       -------------         -----------
McDonnell Douglas DC-9-30             47135                 1968
McDonnell Douglas DC-9-30             47137                 1968
McDonnell Douglas DC-9-30             47249                 1968
McDonnell Douglas DC-9-30             47251                 1968
McDonnell Douglas DC-9-30             47343                 1969
McDonnell Douglas DC-9-30             47345                 1969
McDonnell Douglas DC-9-30             47411                 1969
McDonnell Douglas DC-9-30             47412                 1969
McDonnell Douglas DC-9-30             47027                 1967
McDonnell Douglas DC-9-30             47107                 1968
McDonnell Douglas DC-9-30             47108                 1968
McDonnell Douglas DC-9-30             47174                 1968
McDonnell Douglas DC-9-30             47324                 1969
McDonnell Douglas DC-9-30             47357                 1969

14 McDonnell Douglas DC-9-30 - Initially there were 17 McDonnell Douglas DC-9-30 and one McDonnell Douglas DC-9-40 which were acquired for $122,222,040 during 1986 and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended in 1991 prior to TWA's bankruptcy filing as discussed in Note 6. Two of the aircraft had a lease expiration date of February 1998 and two other aircraft had a lease expiration date of November 1998. These four aircraft were sold to Triton Aviation Services II LLC in June 1997, as discussed in Note 4. The leases for 11 of the aircraft that previously had lease expiration dates in 1998 were extended for eight years until November 2004. The leases for three of the aircraft that previously had lease expiration dates in 1998 were extended in February 1997 for eight years until February 2005.

The following is a schedule by year of future minimum rental revenue under the existing leases:

              Year                                     Amount
              ----                                     ------
              1998                               $      14,280,000
              1999                                      14,280,000
              2000                                      14,280,000
              2001                                      14,280,000
              2002 and thereafter                       29,675,000
                                                 -----------------

              Total                              $      86,795,000
                                                 =================

Future minimum rental payments may be offset or reduced by future costs as described above and in Note 6.

As discussed in Note 1, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995.

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

The Partnership recognized impairment losses on aircraft to be held and used by the Partnership aggregating approximately $17.0 million and $2.4 million, or $33.97 and $4.75 per limited Partnership unit, as increased depreciation expense in 1996 and 1995, respectively. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 4, the Partnership accepted an offer to purchase seven of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the proposed purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. The 1995 downward adjustments were the result of reductions in the net book value of certain aircraft to their estimated net realizable value. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

The General Partner evaluates, from time to time, whether the investment objectives of the Partnership are better served by continuing to hold the Partnership's remaining portfolio of Aircraft or marketing such Aircraft for sale. This evaluation takes into account the current and potential earnings of the Aircraft, the conditions in the markets for lease and sale and future outlook for such markets, and the tax consequences of selling rather than continuing to lease the Aircraft. Recently, the General Partner has had discussions with third parties regarding the possibility of selling some or all of these Aircraft. While such discussions may continue, and similar discussions may occur again in the future, there is no assurance that such discussions will result in the Partnership receiving a purchase offer for all or any of the Aircraft which the General Partner would regard as acceptable.


4.       Sale of Aircraft

Sale of Boeing 737-200 Aircraft - On January 30, 1997, one Boeing 737-200 formerly on lease to Viscount, was sold to American Aircarriers Support, Inc. (American Aircarriers) on an "as-is, where-is" basis for $660,000 cash. In addition, the Partnership retained maintenance reserves from the previous lessee of $217,075, that had been held by the Partnership, which were recognized as additional sale proceeds. A net loss of $26,079 was recorded on the sale of the aircraft.

Sale of Aircraft to Triton - On May 28, 1997, PIMC, on behalf of the Partnership, executed definitive documentation for the purchase of 7 of the Partnership's 21 remaining aircraft (the "Aircraft") and certain of its notes receivables by Triton Aviation Services II LLC, a special purpose company (the "Purchaser" or "Triton"). The closings for the purchase of the 7 Aircraft occurred from May 28, 1997 to June 16, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases.

The Terms of the Transaction - The total contract purchase price (the "Purchase Price") to the Purchaser was $13,988,000 which was allocated to the Aircraft and to certain notes receivable by the Partnership. The Purchaser paid into an escrow account $1,575,888 of the Purchase Price in cash upon the closing of the first aircraft and delivered a promissory note (the "Promissory Note") for the balance of $12,412,112. The Partnership received payment of $1,575,888 from the escrow account on June 24, 1997. On December 30, 1997, the Partnership received prepayment in full of the outstanding note receivable and interest earned by the Partnership to that date.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser had the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the Aircraft. Each Aircraft was sold subject to the existing leases.

Neither PIMC nor GECAS received a sales commission in connection with the transaction. In addition, PIMC was not paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997 with respect to the 7 Aircraft. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

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

The Accounting Treatment of the Transaction - In accordance with GAAP, the Partnership recognized rental income up until the closing date for each aircraft which occurred from May 28, 1997 to June 16, 1997. However, under the terms of the transaction, the Purchaser was entitled to receive payment of the rents, receivables and other income accruing from April 1, 1997. As a result, the Partnership made payments to the Purchaser in the amount of the rents, receivables and other income due and received from April 1, 1997 to the closing date of $1,001,067, which is included in rent from operating leases and interest income. For financial reporting purposes, the cash down payment portion of the sales proceeds of $1,575,888 has been adjusted by the following: income and proceeds, including rents and receivables from the effective date of April 1, 1997 to the closing date, interest due on the cash portion of the purchase price, interest on the Promissory Note from the effective date of April 1, 1997 to the closing date and estimated selling costs. As a result of these GAAP adjustments, the net adjusted sales price recorded by the Partnership, including the Promissory Note, was $13,205,140.

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


5.       Disassembly of aircraft

In an attempt to maximize the economic return from the remaining six aircraft formerly leased to Pan Am, the Partnership entered into an agreement with Soundair, Inc. (Soundair) in October 1992, for the disassembly and sale of certain of the Partnership's aircraft. The Partnership has incurred the cost of disassembly and will receive the proceeds from the sale of such parts, net of overhaul expenses, if necessary, and commissions paid to Soundair. Disassembly of the six aircraft has been completed. The Partnership has received net proceeds from the sale of aircraft inventory of $214,749, $260,234 and $275,130 during 1997, 1996 and 1995, respectively, reducing the net book value of the Partnership's aircraft inventory to zero during 1997. Payments received by the Partnership of $100,501 in excess of the aircraft inventory net book value were recorded as gain on sale of aircraft inventory during 1997.

During 1995, the Partnership recorded additional downward adjustments to the inventory value of $200,000, to reflect the then current estimate of net realizable aircraft inventory value. These adjustments are reflected as increased depreciation expense in the accompanying statements of operations.


6.       TWA Reorganization

The Partnership renegotiated the TWA leases after TWA defaulted under its leases with the Partnership during 1991. The renegotiated agreement stipulated that the Partnership share in the cost of certain ADs after TWA successfully reorganized. Pursuant to this cost-sharing agreement, since TWA emerged from its reorganization proceedings in 1993, expenses totaling $6.6 million have been offset against rental payments or credited to other amounts due from TWA. Under the terms of this agreement, TWA may offset up to an additional $1.7 million against rental payments, subject to annual limitations, over the remaining lease terms.

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


7.       TWA Lease Extension

GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits", for the 14 Partnership aircraft currently on lease to TWA, as well as other aircraft owned by affiliates of PIMC and leased to TWA. The 14 aircraft that received hushkits were designated by TWA. The hushkits recondition the aircraft so as to meet Stage 3 noise level restrictions. Hushkits were installed on 11 of the Partnership's aircraft during 1996 and the leases for these 11 aircraft were extended for a period of eight years until November 2004. Hushkits were installed on 3 of the Partnership's aircraft during 1997 and the leases for these 3 aircraft were extended for a period of eight years until February 2005.

The aggregate cost of the hushkit reconditioning for the 11 aircraft was $17,516,722, or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1996. The Partnership paid $3.3 million of the aggregate hushkit cost and the balance of $14,216,722 was financed by the hushkit manufacturer over 50 months at an interest rate of approximately 10% per annum.

The aggregate cost of the hushkit reconditioning completed in February 1997 for the 3 remaining aircraft was $4,784,633, or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1997. The Partnership paid $900,000 of the aggregate hushkit cost and the balance of $3,884,633 was financed by UT Finance Corporation (UT Finance), a wholly owned subsidiary of United Technologies Corporation, of which a division is Pratt and Whitney Group, the hushkit manufacturer, over 50 months at an interest rate of approximately 10% per annum.

The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loans from the hushkit manufacturer are non-recourse to the Partnership and secured by a security interest in the lease receivables. Cash paid for interest expenses on the loans was $1,551,093 and $236,848 in 1997 and 1996, respectively.


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

Pursuant to a stipulated order of the Superior Court entered on July 9, 1996, FSB filed a bond in the penal sum of $1,371,000 for the benefit of the lienholders, who subsequently released the aircraft to the Partnership on July 11, 1996 and filed a claim against the bond. The matter is set for trial on April 14, 1998.

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

A consignment agreement has been entered into with a sales agent for the disposal of the spare parts inventory recovered from Viscount. Given that many of the parts require repair/overhaul, the cost of which is not accurately determinable in advance, and the inherent uncertainty of sales prices for used spare parts, there remains uncertainty as to whether the Partnership will derive further proceeds from the sale of this inventory.

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

Viscount's failure to perform its financial obligations to the Partnership has had a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $107,000 and $147,000, which are reflected in operating expense in the Partnership's 1997 and 1996 statement of operations, respectively.


9.       ALG Default and Restructuring

In 1995, ALG paid to the Partnership $19,138 of the $897,932 balloon payment due in January 1995, originating an event of default under the note. The Partnership and ALG subsequently restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with one lump sum payment in January 1995 of $254,733, eleven monthly payments of $25,600 beginning in February 1995, and a balloon payment in January 1996 of $416,631. In January 1996, the Partnership and ALG once again restructured the terms of the promissory note. The renegotiated terms specify payment by ALG of the note balance with interest at a rate of 13% per annum with a lump sum payment in January 1996 of $135,258 and eleven payments of $27,272 beginning in February 1996 through December 1996. ALG paid the note in full during 1996.


10.      Claims Related to Lessee Defaults

Pan Am - The Partnership entered into a proposed Stipulation and Order in which Pan Am agreed to allow the Partnership $2.5 million as an administrative expense priority claim and $56 million as a general unsecured claim. In May 1996, the Partnership received from Pan Am a payment of $567,500 on the administrative expense priority claim. In November 1996, the Partnership received an additional $9,000 payment on the administrative expense priority claim. The Partnership has recorded these payments as revenue in claims related to lessee defaults in the 1996 statement of operations. It is unlikely that the Partnership will receive additional payments on the administrative expense priority claim. It cannot be estimated at this time when and if the general unsecured claim will be paid.


11.      Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 1997, 1996 and 1995, the Partnership paid management fees to PIMC of $440,295, $652,417 and $763,774, respectively. Management fees payable to PIMC at December 31, 1997 and 1996 were $76,330 and $0 respectively.

b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1997, 1996 and 1995, $375,486, $316,061 and $299,588, respectively, were reimbursed by the Partnership for administrative expenses. Administrative reimbursements of $50,286 and $65,594 were payable at December 31, 1997 and 1996, respectively. Reimbursements for maintenance and remarketing costs of $82,633, $153,699 and $972,284 were paid by the Partnership in 1997, 1996 and 1995, respectively. Maintenance and remarketing reimbursements of $16,145 and $1,037 were payable at December 31, 1997 and 1996, respectively.

c. A 10% interest to PIMC in all cash distributions and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement. After the Partnership has sold or disposed of aircraft representing 50% of the total aircraft cost, gains from the sale or other disposition of aircraft are generally allocated first to the General Partner until such time that the General Partner's capital account is equal to the amount to be distributed to the General Partner from the proceeds of such sale or disposition.

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

e. One engine owned by Polaris Aircraft Income Fund I (PAIF-I) was leased to Viscount beginning in April 1993 through a joint venture with the Partnership. The rental payments of $146,000 per year were offset against rent from operating leases in the 1995 statement of operations.

f. In the event that, immediately prior to the dissolution and termination of the Partnership, the General Partner shall have a deficit balance in its tax basis capital account, then the General Partner shall contribute in cash to the capital of the Partnership an amount which is equal to such deficit (see Note 12).


12.      Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the Limited Partners (see Note 11). Such allocations are made using income or loss calculated under GAAP for book purposes, which, as more fully described in Note 14, varies from income or loss calculated for tax purposes.

Cash available for distributions, including the proceeds from the sale of aircraft, is distributed 10% to the General Partner and 90% to the Limited Partners.

The different methods of allocating items of income, loss and cash available for distribution combined with the calculation of items of income and loss for book and tax purposes result in book basis capital accounts that may vary significantly from tax basis capital accounts. The ultimate liquidation and distribution of remaining cash will be based on the tax basis capital accounts following liquidation, in accordance with the Agreement.

Had all the assets of the Partnership been liquidated at December 31, 1997 at the current carrying value, the tax basis capital (deficit) accounts of the General Partner and the Limited Partners is estimated to be ($723,727) and $61,464,423, respectively.


13.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1997 and 1996 are as follows:

                        Reported Amounts          Tax Basis      Net Difference
                        ----------------          ---------      --------------

1997:    Assets       $     77,546,425      $      84,836,496  $     (7,290,071)
         Liabilities        16,805,729             16,232,563           573,166

1996:   Assets        $     87,622,742      $      98,431,900  $    (10,809,158)
         Liabilities        15,407,033             14,654,469           752,564

14.      Reconciliation of Net Book Income (Loss) to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per limited partnership unit reflected in the financial statements and the information provided to limited partners for federal income tax purposes:

                                            For the years ended December 31,
                                            --------------------------------

                                             1997         1996       1995
                                             ----         ----       ----

Book net income (loss) per limited
  partnership unit                        $    8.85   $  (32.62)  $   9.94
Adjustments for tax purposes represent
  differences between book and tax
  revenue and expenses:
     Rental and maintenance reserve
       revenue recognition                    (1.18)       0.03      (2.60)
     Management fee expense                    0.06        0.03       0.14
     Depreciation                            (11.31)      30.16      (0.78)
     Gain or loss on sale of aircraft         (0.02)      (0.19)     (1.60)
     Capitalized costs                          --          --        0.93
     Basis in inventory                       (0.07)      (0.08)     (1.08)
     Other revenue and expense items          (0.01)      (0.16)     (0.36)
                                          ---------   ---------   --------

Taxable net income (loss) per limited
  partnership unit                        $   (3.68)  $   (2.83)  $   4.59
                                          =========   =========   ========

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

Differences in book and tax revenue from inventory result from the differences in the book and tax carrying value of the inventory.


15.      Subsequent Events

The Partnership made a cash distribution, to limited partners, of $2,424,869 or $4.85 per limited partnership unit, and $269,430 to the General Partner on January 15, 1998.

The Partnership made a special cash distribution, to limited partners, of $10,624,426, or $21.25 per limited partnership unit, and $1,180,492 to the General Partner on February 23, 1998, as a result of the prepayment of the Promissory Note by Triton, as discussed in Note 4.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of the Partnership (collectively Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

The officers and directors of PIMC are:

              Name                      PIMC  Title
         --------------             --------------------

         Eric M. Dull               President; Director
         Marc A. Meiches            Chief Financial Officer
         Richard J. Adams           Director
         Norman C. T. Liu           Vice President; Director
         Ray Warman                 Secretary
         Robert W. Dillon           Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Dull, 37, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Risk and Portfolio Management of GECAS, having previously held the positions of Executive Vice President - Portfolio Management and Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 45, assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Previously, he held the position of Vice President of PIMC from October 1995 to October 1997. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial and Operating Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Mr. Adams, 64, held the position of Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC from August 1992 until October 1997, having previously served as Vice President - Aircraft Sales & Leasing, Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams assumed the position of Director of
PIMC. Mr. Adams presently holds the position of Senior Vice President - Fleet Advisory Services of GECAS, having previously held the position of Senior Vice President - Stage II Aircraft.

Mr. Liu, 40, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital

Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 49, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 56, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Managing Counsel of GECAS.

Certain Legal Proceedings:

On October 27, 1992, a class action complaint entitled Weisl, Jr. et al., v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York for the County of New York. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for alleged fraud in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged negligent misrepresentation in connection with such offerings; (iii) for alleged breach of fiduciary duties; (iv) for alleged breach of third party beneficiary contracts; (v) for alleged violations of the NASD Rules of Fair Practice by certain registered broker dealers; and (vi) for alleged breach of implied covenants in the customer agreements by certain registered brokers. The Partnership is not named as a defendant in this action. The complaint seeks an award of compensatory and other damages and remedies. On July 20, 1994, the court entered an order dismissing almost all of the claims in the complaint and amended complaint. Plaintiffs filed a notice of appeal on September 2, 1994. On April 25, 1996, the Appellate Division for the First Department affirmed the trial court's order which had dismissed most of plaintiffs' claims. On September 25, 1997, this action was discontinued with prejudice by stipulation of the parties.

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al. was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. The Partnership is not named as a defendant in this action. Plaintiffs seek class action certification on behalf of a class of investors in Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay.

Moross, et al. v. Polaris Holding Company, et al was transferred to the Multi-District Litigation which has been settled as described below.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi-District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The Partnership is not named as a defendant in this action. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 allegedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees.

On April 22, 1997, the Polaris defendants entered into a settlement agreement with plaintiffs pursuant to which, among other things, the Polaris defendants agreed to make a payment to a class of unitholders previously certified by the Court. On August 1, 1997, the Court approved a class settlement with the Polaris defendants.

Adams, et al. v. Prudential Securities, Inc. et al. was transferred to the Multi-District Litigation filed in the United States District Court for the Southern District of New York, which has been settled as discussed above.

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March 31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which re-named this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al. was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The Partnership is not named as a defendant in this action. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund
VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Plaintiffs filed a motion for leave to file a second amended complaint, which was granted on October 3, 1995. On March 18, 1996, plaintiffs moved for class certification. On the eve of class discovery, April 26, 1996, plaintiffs moved for a voluntary dismissal of Counts I and II (claims brought pursuant to the Securities Act of 1933) of the Second Amended Complaint and simultaneously filed a motion to remand this action to state court for lack of federal jurisdiction. Plaintiff's motion for voluntary dismissal of the federal securities law claims and motion for remand were granted on July 10, 1996. On December 18, 1997, the Court ordered that plaintiffs show good cause why the action should not be dismissed without prejudice for lack of prosecution. On January 14, 1998, a hearing was held with respect to the order to show cause, and the Court determined that the action should be dismissed without prejudice for lack of prosecution.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The Partnership is not named as a defendant in this action. The complaint sets forth various causes of action purportedly arising out of the public offerings of Polaris Aircraft Income Fund III and Polaris Aircraft Income Fund IV. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On August 16, 1996, defendants filed a motion to dismiss plaintiffs' amended complaint. On October 8, 1997, this action was discontinued with prejudice by stipulation of the parties.

On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund IV. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief.

On or around December 8, 1995, a complaint entitled Overby, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants

Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital
Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Fund IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of section of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund
III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

On or around February 16, 1996, a complaint entitled Henry Arwe, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

On or about May 7, 1996, a petition entitled Charles Rich, et al. v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

On or about March 4, 1996, a petition entitled Richard J. McGiven v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

On or about March 4, 1996, a petition entitled Alex M. Wade v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

The following actions were settled pursuant to a settlement agreement entered into on June 6, 1997. An additional settlement was entered into on November 19, 1997 with certain plaintiffs who had refused to participate in the first settlement:

A complaint entitled Joyce H. McDevitt, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about October 15, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Mary Grant Tarrer, et al. v. Kidder Peabody & Co. (Kidder Peabody), et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about October 16, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III-VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A complaint entitled Janet K. Johnson, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about November 6, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Wayne W. Kuntz, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about November 13, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Thelma Abrams, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about November 26, 1996, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

A complaint entitled Enita Elphick, et al. v. Kidder Peabody & Co.,et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about January 16, 1997, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III-VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris

Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A complaint entitled George Zicos, et al. v. Polaris Holding Company, et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about February 14, 1997, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds I-VI.

Three complaints which were filed on or about March 21, 1997, in the Superior Court of the State of California, County of Sacramento naming as defendants Kidder, Peabody & Company, Incorporated, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, General Electric Capital Corporation, GE Capital Aviation Services and Does 1-100. The first complaint, entitled Michael J. Ouellette, et al. v. Kidder Peabody & Co., et al., was filed by over 50 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The second complaint, entitled Thelma A. Rolph, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The third complaint, entitled Carl L. Self, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in any of these actions. Each complaint alleges violations of state common law, including fraud, negligent misrepresentation and breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers, Inc. Each complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

A complaint entitled Wilson et al. v. Polaris Holding Company et al., which was filed in the Superior Court of the State of California for the County of Sacramento on October 1, 1996, by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and Does 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs.

A summons and First Amended Complaint entitled Sara J. Bishop, et al. v. Kidder Peabody & Co., et al., which was filed in the Superior Court of the State of California, County of Sacramento, on or about April 9, 1996, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and Does 1-100 as defendants. The Partnership is not named as a defendant in this action. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.

Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.

Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1997 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.


Item 11. Executive Compensation

PAIF-II has no directors or officers. PAIF-II is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $440,295 were paid to PIMC in 1997 in addition to a 10% interest in all cash distributions as described in Note 11 to the financial statements (Item 8).


Item 12. Security Ownership of Certain Beneficial Owners and Management

     a) No person owns of record, or is known by PAIF-II to own beneficially, more than five percent of any class of voting securities of PAIF-II.

     b) The General Partner of PAIF-II owns the equity securities of PAIF-II as set forth in the following table:

     Title           Name of            Amount and Nature of          Percent
    of Class     Beneficial Owner        Beneficial Ownership         of Class
    --------     ----------------       ---------------------         --------

   General      Polaris Investment   Represents a 10.0% interest of     100%
   Partner      Management           all cash distributions, gross
   Interest     Corporation          income in an amount equal to
                                     9.09% of distributed cash
                                     available from operations, and
                                     a 1% interest in net income or loss

     c) There are no arrangements known to PAIF-II, including any pledge by any person of securities of PAIF-II, the operation of which may at a subsequent date result in a change in control of PAIF-II.


Item 13. Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                    Page No.
                                                                    --------

                  Report of Independent Public Accountants             22
                  Balance Sheets                                       23
                  Statements of Operations                             24
                  Statements of Changes in Partners' Capital
                    (Deficit)                                          25
                  Statements of Cash Flows                             26
                  Notes to Financial Statements                        27

2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

         A current report on Form 8-K was filed on January 5, 1998 to report the prepayment in full of the Promissory Note due from Triton Aviation Services II LLC on December 30, 1997.

3.       Exhibits required to be filed by Item 601 of Regulation S-K.

         27. Financial Data Schedule (in electronic format only).

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


                                    POLARIS AIRCRAFT INCOME FUND II,
                                    A California Limited Partnership
                                    (REGISTRANT)
                                    By:     Polaris Investment
                                            Management Corporation
                                            General Partner




           March 27, 1998                   By:  /S/ Eric M. Dull
           --------------                        -------------------------
                Date                             Eric M. Dull, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                       Title                            Date
      ---------                       -----                            ----

    /S/Eric M. Dull       President and Director of Polaris       March 27, 1998
    ---------------       Investment Management Corporation,      --------------
    (Eric M. Dull)        General Partner of the Registrant

    /S/Marc A. Meiches    Chief Financial Officer of Polaris      March 27, 1998
    ------------------    Investment Management Corporation,      --------------
    (Marc A. Meiches)     General Partner of the Registrant

    /S/Richard J. Adams   Director of Polaris Investment          March 27, 1998
    -------------------   Management Corporation, General         --------------
    (Richard J. Adams)    Partner of the Registrant