Form 10-Q
period 1998-03-31
POLARIS AIRCRAFT INCOME FUND II
filed 1998-05-14
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 --------------

                                    FORM 10-Q

                                 --------------



           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from __to__

                                 --------------

                           Commission File No. 33-2794

                                 --------------


                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                        State of Organization: California
                   IRS Employer Identification No. 94-2985086
                201 High Ridge Road, Stamford, Connecticut 06927
                           Telephone - (203) 357-3776





Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                                  Yes_X_    No___







                       This document consists of 12 pages.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended March 31, 1998




                                      INDEX



Part I.       Financial Information                                       Page

         Item 1.      Financial Statements

              a)  Balance Sheets - March 31, 1998 and
                  December 31, 1997.........................................3

              b)  Statements of Operations - Three Months Ended
                  March 31, 1998 and 1997...................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1997
                  and Three Months Ended March 31, 1998.....................5

              d)  Statements of Cash Flows - Three Months
                  Ended March 31, 1998 and 1997.............................6

              e)  Notes to Financial Statements.............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.........9



Part II.      Other Information

         Item 1.      Legal Proceedings....................................11

         Item 6.      Exhibits and Reports on Form 8-K.....................11

         Signature    .....................................................12

                          Part 1. Financial Information

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                    March 31,      December 31,
                                                      1998             1997
                                                      ----             ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $ 19,393,120   $ 31,587,494

RENT AND OTHER RECEIVABLES                              950,858        935,629

AIRCRAFT, net of accumulated depreciation of
   $72,333,676 in 1998 and $70,346,578 in 1997       43,029,633     45,016,731

OTHER ASSETS                                              6,142          6,571
                                                   ------------   ------------
                                                   $ 63,379,753   $ 77,546,425
                                                   ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    172,953   $    142,761

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                          447,116        317,799

SECURITY DEPOSITS                                          -            50,000

DEFERRED INCOME                                       1,051,984        627,660

NOTES PAYABLE                                        14,561,012     15,667,509
                                                   ------------   ------------
        Total Liabilities                            16,233,065     16,805,729
                                                   ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                   (3,622,540)    (3,030,600)
   Limited Partners, 499,973  and 499,997 units
      outstanding in 1998 and 1997, respectively     50,769,228     63,771,296
                                                   ------------   ------------
        Total Partners' Capital                      47,146,688     60,740,696
                                                   ------------   ------------
                                                   $ 63,379,753   $ 77,546,425
                                                   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1998            1997
                                                       ----            ----
REVENUES:
   Rent from operating leases                      $ 3,145,676     $ 4,368,378
   Interest                                            350,684         302,077
   Loss on sale of aircraft                               -            (26,079)
   Gain on sale of aircraft inventory                   33,067            -
   Other                                                65,385         714,029
                                                   -----------     -----------
           Total Revenues                            3,594,812       5,358,405
                                                   -----------     -----------

EXPENSES:
   Depreciation                                      1,987,098       3,098,116
   Management fees to general partner                  121,617         209,419
   Operating                                           120,305          44,892
   Interest                                            363,011         411,866
   Administration and other                             94,501          79,644
                                                   -----------     -----------
           Total Expenses                            2,686,532       3,843,937
                                                   -----------     -----------
NET INCOME                                         $   908,280     $ 1,514,468
                                                   ===========     ===========
NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                             $   857,982     $   327,611
                                                   ===========     ===========
NET INCOME ALLOCATED
   TO LIMITED PARTNERS                             $    50,298     $ 1,186,857
                                                   ===========     ===========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                $      0.10     $      2.37
                                                   ===========     ===========




        The accompanying notes are an integral part of these statements.



                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                          Year Ended December 31, 1997 and
                                          Three Months Ended March 31, 1998
                                          ---------------------------------

                                       General        Limited
                                       Partner        Partners         Total
                                       -------        --------         -----
Balance, December 31, 1996          $(1,480,858)   $ 73,696,567    $ 72,215,709

   Net income                            44,693       4,424,643       4,469,336

   Cash distributions to partners    (1,594,435)    (14,349,914)    (15,944,349)
                                    -----------    ------------    ------------
Balance, December 31, 1997           (3,030,600)     63,771,296      60,740,696

   Net income                           857,982          50,298         908,280

   Capital redemptions (24 units)          --            (3,072)         (3,072)

   Cash distributions to partners    (1,449,922)    (13,049,294)    (14,499,216)
                                    -----------    ------------    ------------

Balance, March 31, 1998             $(3,622,540)   $ 50,769,228    $ 47,146,688
                                    ===========    ============    ============






        The accompanying notes are an integral part of these statements.

                                        5




                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                       1998           1997
                                                                       ----           ----
OPERATING ACTIVITIES:
    Net income                                                   $    908,280    $  1,514,468
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                  1,987,098       3,098,116
      Gain on sale of aircraft inventory                              (33,067)           --
      Loss on sale of aircraft                                           --            26,079
      Changes in operating assets and liabilities:
         Increase in rent and other receivables                       (15,229)       (678,308)
         Decrease in other assets                                         429          77,477
         Increase in payable to affiliates                             30,192         138,673
         Increase in accounts payable and accrued liabilities         129,317          12,845
         Decrease in security deposits                                (50,000)        (66,000)
         Decrease in maintenance reserves                                --          (223,528)
         Increase (decrease) in deferred income                       424,324        (570,920)
                                                                 ------------    ------------
           Net cash provided by operating activities                3,381,344       3,328,902
                                                                 ------------    ------------
INVESTING ACTIVITIES:
    Increase in aircraft capitalized costs                               --        (4,784,633)
    Principal payments on notes receivable                               --           385,994
    Net proceeds from sale of aircraft                                   --           877,075
    Net proceeds from sale of aircraft inventory                       33,067          26,716
                                                                 ------------    ------------
           Net cash provided by (used in) investing activities         33,067      (3,494,848)
                                                                 ------------    ------------
FINANCING ACTIVITIES:
    Increase in notes payable                                            --         3,884,633
    Principal payments on notes payable                            (1,106,497)        (32,768)
    Capital redemptions                                                (3,072)           --
    Cash distributions to partners                                (14,499,216)     (3,472,201)
                                                                 ------------    ------------
           Net cash provided by (used in) financing activities    (15,608,785)        379,664

CHANGES IN CASH AND CASH
    EQUIVALENTS                                                   (12,194,374)        213,718

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                            31,587,494      22,224,813
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                $ 19,393,120    $ 22,438,531
                                                                 ============    ============

        The accompanying notes are an integral part of these statements.



                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund II's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1997, 1996, and 1995 included in the Partnership's 1997 Annual Report to the SEC on Form 10-K.


2.  Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                             Payments for
                                          Three Months Ended       Payable at
                                            March 31, 1998       March 31, 1998
                                            --------------       --------------

Aircraft Management Fees                    $     105,000         $     92,947

Out-of-Pocket Administrative Expense
    Reimbursement                                  61,817               64,075

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement              18,573               15,931
                                            -------------         ------------
                                            $     185,390         $    172,953
                                            =============         ============


3.  Claims Related to Lessee Defaults

Braniff, Inc.(Braniff) Bankruptcy - As previously reported, the Bankruptcy Court disposed of the Partnership's claim in this Bankruptcy proceeding by permitting the Partnership to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the Federal Aviation Administration noise regulations to operate one Stage 2 aircraft and by allowing the Partnership a net remaining unsecured claim of $769,231 in the proceedings.

Braniff's bankrupt estate has made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $15,385 was allocated to the Partnership, based on its pro rata share of the total claims, and recognized as revenue during the three months ended March 31, 1998.


4.       Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the general partner and the limited partners. Such allocations are made using income or loss calculated under GAAP for book purposes, which varies from income or loss calculated for tax purposes.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 1998, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 30 aircraft. The portfolio consists of 14 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc.(TWA). The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft have been disassembled for sale of their component parts.


Partnership Operations

The Partnership recorded net income of $908,280 or $0.10 per limited partnership unit, for the three months ended March 31, 1998, compared to net income of $1,514,468, or $2.37 per limited partnership unit, for the three months ended March 31, 1997.

The decrease in net income is primarily due to a decrease in other income. The Partnership recorded other income of $714,029 during the three months ended
March 31, 1997, as a result of the receipt of amounts due under a TWA maintenance credit and rent deferral agreement.

Further impacting the decrease in net income was a decline in rental revenues, net of related management fees, during the first three months of 1998, as compared to the same period in 1997. This decline was the result of an absence of rental revenues from the aircraft sold to Triton in 1997. The decrease in depreciation expense related to the sold aircraft partially offset the decline in rental revenues.

The increase in the deferred income balance at March 31, 1998 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 14 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the three months ended March 31, 1998 exceeded the rental income earned, causing an increase in the deferred income balance.

On January 30, 1997, one Boeing 737-200, formerly on lease to Viscount Air Services, Inc. (Viscount), was sold to American Aircarriers Support, Inc. on an "as-is, where-is" basis for $660,000 cash. In addition, the Partnership retained maintenance reserves from the previous lessee of $217,075, that had been held by the Partnership, which were recognized as additional sale proceeds. A net loss of $26,079 was recorded on the sale of the aircraft during the first three months of 1997.

Operating expenses increased during the three months ended March 31, 1998, as compared to the same period in 1997, due to an increase in legal expenses. During the three months ended March 31, 1998, the Partnership recognized legal expenses of $69,000 related to the Viscount default and Chapter 11 bankruptcy filing, compared to $37,000 during the same period in 1997. The Partnership also recognized legal expenses of approximately $41,000 during the three months ended March 31, 1998, related to the sale of aircraft to Triton in 1997.

Administration and other expenses increased during the three months ended March 31, 1998 as compared to the same period in 1997, due to increases in printing and postage costs related to an additional distribution.

The Partnership had been holding a security deposit, received from Jet Fleet in 1992, pending the outcome of bankruptcy proceedings. The bankruptcy proceeding of Jet Fleet Corporation was closed on August 6, 1997, and the bankruptcy proceeding of Jet Fleet International Airlines, Inc. was closed on February 10, 1998. Consequently, the Partnership recognized, during the three months ended March 31, 1998, revenue of $50,000 that had been held as a deposit.


Claims Related to Lessee Defaults

Braniff, Inc.(Braniff) Bankruptcy - As discussed more fully in Note 3, Braniff's bankrupt estate has made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $15,385 was allocated to the Partnership, based on its pro rata share of the total claims, and recognized as revenue during the three months ended March 31, 1998.


Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA, during 1998, except for the March 1998 lease payment. On April 1, 1998, the Partnership received its $935,000 rental payment from TWA that was due on March 27, 1998. This amount was included in rent and other receivables on the balance sheet at March 31, 1998.

Payments totaling $33,067 and $26,716 were received during the first quarter of 1998 and 1997, respectively, from the sale of inventoried parts from the six disassembled aircraft.

Polaris Investment Management Corporation, the general partner, has determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership has available funds in the event that the aircraft presently on lease to TWA require remarketing and for other contingencies, including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.


Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1998 and 1997 were $13,049,294, or $26.10 per limited partnership unit and $3,124,981, or $6.25 per unit, respectively. The increase, as compared to 1997, is due to the distribution of the proceeds received from the prepayment of a note due from Triton Aviation Services II LLC on December 30, 1997. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section; the receipt of rental payments from TWA; and payments generated from the aircraft disassembly process.

                           Part II. Other Information


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission on
Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Braniff, Inc. (Braniff) Bankruptcy - Braniff's bankrupt estate has made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $15,385 was allocated to the Partnership based on its pro rata share of the total claims.

Viscount Air Services, Inc. Bankruptcy - The trial date of the lawsuit against BAE Aviation, Inc., STS Services, Inc. and Piping Design Services, Inc. has been reset for July 14, 1998.

The lawsuit against Thomas Cook and Hamilton Aviation, Inc. has been settled. Mr. Cook has agreed to release the Partnership's elevator in exchange for a settlement payment of $3,000 by the Partnership, and the parties have stipulated to dismissal of the lawsuit.

Other Proceedings - Item 10 in Part III of the Partnership's 1997 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


Item 6.     Exhibits and Reports on Form 8-K

a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        27.     Financial Data Schedule (in electronic format only).

b)      Reports on Form 8-K

        A Current Report on Form 8-K, dated December 30, 1997, reporting a prepayment in full of the Promissory Note from Triton Aviation Services II LLC, was filed on January 5, 1998.

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

                                   POLARIS AIRCRAFT INCOME FUND II,
                                   A California Limited Partnership
                                   (Registrant)
                                   By: Polaris Investment
                                       Management Corporation,
                                       General Partner




       May 13, 1998                    By:  /S/Marc A. Meiches
-------------------------                   -----------------------
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