Form 10-Q
period 1998-06-30
POLARIS AIRCRAFT INCOME FUND II
filed 1998-08-13
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                ---------------

                                    FORM 10-Q

                                ---------------



           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from__to__

                                 ---------------

                           Commission File No. 33-2794

                                 ---------------


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





                       This document consists of 14 pages.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1998




                                      INDEX



Part I.    Financial Information                                           Page

         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 1998 and
                  December 31, 1997..........................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 1998 and 1997...............................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1997
                  and Six Months Ended June 30, 1998.........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 1998 and 1997...............................6

              e)  Notes to Financial Statements..............................8

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.........10



Part II.   Other Information

         Item 1.      Legal Proceedings.....................................12

         Item 6.      Exhibits and Reports on Form 8-K......................12

         Signature    ......................................................13


                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                      June 30,     December 31,
                                                        1998           1997
                                                        ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $ 19,463,980    $ 31,587,494

RENT AND OTHER RECEIVABLES                              935,101         935,629

AIRCRAFT, net of accumulated depreciation of
   $74,320,776 in 1998 and $70,346,578 in 1997       41,042,533      45,016,731

OTHER ASSETS                                              5,702           6,571
                                                   ------------    ------------
                                                   $ 61,447,316    $ 77,546,425
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    210,493    $    142,761

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                          475,080         317,799

SECURITY DEPOSITS                                          --            50,000

DEFERRED INCOME                                       1,476,309         627,660

NOTES PAYABLE                                        13,428,019      15,667,509
                                                   ------------    ------------
        Total Liabilities                            15,589,901      16,805,729
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                   (3,636,813)     (3,030,600)
   Limited Partners, 499,973 and 499,997 units
      outstanding in 1998 and 1997, respectively     49,494,228      63,771,296
                                                   ------------    ------------
        Total Partners' Capital                      45,857,415      60,740,696
                                                   ------------    ------------
                                                   $ 61,447,316    $ 77,546,425
                                                   ============    ============


        The accompanying notes are an integral part of these statements.

                                        3


                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Three Months Ended        Six Months Ended
                                               June 30,                June 30,
                                               --------                --------
                                           1998        1997        1998        1997
                                           ----        ----        ----        ----
REVENUES:
   Rent from operating leases          $3,145,675  $4,132,342  $6,291,351  $8,500,720
   Interest                               256,610     388,262     607,294     690,339
   Loss on sale of aircraft                  --          --          --       (26,079)
   Other                                   15,138      88,414     113,590     802,443
                                       ----------  ----------  ----------  ----------
           Total Revenues               3,417,423   4,609,018   7,012,235   9,967,423
                                       ----------  ----------  ----------  ----------

EXPENSES:
   Depreciation                         1,987,100   2,971,322   3,974,198   6,069,438
   Management fees to general partner     121,617     157,284     243,234     366,703
   Operating                               79,120      37,035     199,425      81,927
   Interest                               336,503     440,119     699,514     851,985
   Administration and other                99,134     113,267     193,635     192,911
                                       ----------  ----------  ----------  ----------
           Total Expenses               2,623,474   3,719,027   5,310,006   7,562,964
                                       ----------  ----------  ----------  ----------
NET INCOME                             $  793,949  $  889,991  $1,702,229  $2,404,459
                                       ==========  ==========  ==========  ==========
NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                 $  194,049  $  508,848  $1,052,031  $  836,459
                                       ==========  ==========  ==========  ==========
NET INCOME ALLOCATED
   TO LIMITED PARTNERS                 $  599,900  $  381,143  $  650,198  $1,568,000
                                       ==========  ==========  ==========  ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                    $     1.20  $     0.76  $     1.30  $     3.13
                                       ==========  ==========  ==========  ==========



        The accompanying notes are an integral part of these statements.


                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                        Year Ended December 31, 1997 and
                                         Six Months Ended June 30, 1998
                                         ------------------------------
                                       General       Limited
                                       Partner       Partners        Total
                                       -------       --------        -----
Balance, December 31, 1996         $ (1,480,858)  $ 73,696,567   $ 72,215,709

   Net income                            44,693      4,424,643      4,469,336

   Cash distributions to partners    (1,594,435)   (14,349,914)   (15,944,349)
                                   ------------   ------------   ------------
Balance, December 31, 1997           (3,030,600)    63,771,296     60,740,696

   Net income                         1,052,031        650,198      1,702,229

   Capital redemptions (24 units)          --           (3,072)        (3,072)

   Cash distributions to partners    (1,658,244)   (14,924,194)   (16,582,438)
                                   ------------   ------------   ------------
Balance, June 30, 1998             $ (3,636,813)  $ 49,494,228   $ 45,857,415
                                   ============   ============   ============




        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                 Six Months Ended June 30,

                                                                     1998           1997
                                                                     ----           ----
OPERATING ACTIVITIES:
    Net income                                                  $  1,702,229   $  2,404,459
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                 3,974,198      6,069,438
      Loss on sale of aircraft                                          --           26,079
      Gain on sale of aircraft inventory                             (48,205)          --
      Changes in operating assets and liabilities:
         Decrease (increase) in rent and other receivables               528     (1,082,360)
         Decrease in other assets                                        869        108,983
         Increase in payable to affiliates                            67,732        229,910
         Increase in accounts payable and accrued liabilities        157,281        290,584
         Decrease in security deposits                               (50,000)       (66,000)
         Decrease in maintenance reserves                               --           (6,453)
         Increase (decrease) in deferred income                      848,649       (597,915)
                                                                ------------   ------------
           Net cash provided by operating activities               6,653,281      7,376,725
                                                                ------------   ------------

INVESTING ACTIVITIES:
    Increase in aircraft capitalized costs                              --       (4,784,633)
    Principal payments on notes receivable                              --          622,403
    Net proceeds from sale of aircraft                                  --        2,500,238
    Payments to Purchaser related to sale of aircraft                   --       (1,001,067)
    Net proceeds from sale of aircraft inventory                      48,205         95,269
                                                                ------------   ------------
           Net cash provided by (used in) investing activities        48,205     (2,567,790)
                                                                ------------   ------------

FINANCING ACTIVITIES:
    Increase in notes payable                                           --        3,884,633
    Principal payments on notes payable                           (2,239,490)      (343,613)
    Capital redemptions                                               (3,072)          --
    Cash distributions to partners                               (16,582,438)    (9,027,724)
                                                                ------------   ------------
           Net cash used in financing activities                 (18,825,000)    (5,486,704)
                                                                ------------   ------------
CHANGES IN CASH AND CASH
    EQUIVALENTS                                                  (12,123,514)      (677,769)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                           31,587,494     22,224,813
                                                                ------------   ------------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                               $ 19,463,980   $ 21,547,044
                                                                ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                       1998              1997
                                                       ----              ----
SUPPLEMENTAL INFORMATION:
   Interest paid                                $     700,509     $     746,012
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


2.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                        Payments for
                                      Three Months Ended           Payable at
                                        June 30, 1998             June 30, 1998
                                        -------------             -------------
Aircraft Management Fees                $      97,500             $    117,065

Out-of-Pocket Administrative and Selling
    Expense Reimbursement                     117,085                   91,411

Out-of-Pocket Operating Expense
    Reimbursement                              18,929                    2,017
                                        -------------             ------------
                                        $     233,514             $    210,493
                                        =============             ============

3.       Claims Related to Lessee Defaults

Braniff, Inc. (Braniff) Bankruptcy - As previously reported, the Bankruptcy Court disposed of the Partnership's claim in this Bankruptcy proceeding by permitting the Partnership to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the Federal Aviation Administration noise regulations to operate one Stage 2 aircraft and by allowing the Partnership a net remaining unsecured claim of $769,231 in the proceedings.

Braniff's bankrupt estate has made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $15,385 was allocated to the Partnership, based on its pro rata share of the total claims, and recognized as revenue during the quarter ended March 31, 1998, which is included in other income.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 1998, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft and certain inventoried aircraft parts out of its original portfolio of 30 aircraft. The portfolio consists of 14 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA). The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft have been disassembled for sale of their component parts.

In August 1998, the Partnership entered into an agreement for the sale of its remaining inventory of aircraft parts, with a net carrying value of $0, from the six disassembled aircraft to Soundair, Inc. The remaining inventory was sold effective February 1, 1998 for $90,000, less amounts previously received for sales in the month of February of $4,920. The net purchase price will be paid in four monthly installments commencing in August.


Partnership Operations

The Partnership recorded net income of $793,949, or $1.20 per limited partnership unit, for the three months ended June 30, 1998, compared to net income of $889,991, or $0.76 per limited partnership unit, for the three months ended June 30, 1997. The Partnership recorded net income of $1,702,229, or $1.30 per limited partnership unit, for the six months ended June 30, 1998, compared to net income of $2,404,459, or $3.13 per limited partnership unit, for the six months ended June 30, 1997.

The decrease in year to date net income is primarily due to a decrease in other income. The Partnership recorded other income of $802,443 during the six months ended June 30, 1997, as a result of the receipt of amounts due under a TWA maintenance credit and rent deferral agreement.

Further impacting the decrease in net income was a decline in rental revenues, net of related management fees, during the first three and six months of 1998, as compared to the same periods in 1997. This decline was the result of an absence of rental revenues from the aircraft sold to Triton Aviation Services II LLC in 1997. The decrease in depreciation expense related to the sold aircraft partially offset the decline in rental revenues.

The increase in the deferred income balance at June 30, 1998 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 14 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the six months ended June 30, 1998 exceeded the rental income earned, causing an increase in the deferred income balance.

On January 30, 1997, one Boeing 737-200, formerly on lease to Viscount Air Services, Inc. (Viscount), was sold to American Aircarriers Support, Inc. on an "as-is, where-is" basis for $660,000 cash. In addition, the Partnership retained maintenance reserves from the previous lessee of $217,075, that had been held by the Partnership, which were recognized as additional sale proceeds. A net loss of $26,079 was recorded on the sale of the aircraft during the first six months of 1997.

Operating expenses increased during the three and six months ended June 30, 1998, as compared to the same periods in 1997, due to an increase in legal expenses. During the six months ended June 30, 1998, the Partnership recognized legal expenses of $124,000 related to the Viscount default and Chapter 11 bankruptcy filing, compared to $60,000 during the same period in 1997. The

Partnership also recognized legal expenses of approximately $57,000 during the six months ended June 30, 1998, related to the sale of aircraft to Triton in 1997.

The Partnership had been holding a security deposit, received from Jet Fleet in 1992, pending the outcome of bankruptcy proceedings. The bankruptcy proceeding of Jet Fleet Corporation was closed on August 6, 1997, and the bankruptcy proceeding of Jet Fleet International Airlines, Inc. was closed on February 10, 1998. Consequently, the Partnership recognized, during the six months ended June 30, 1998, revenue of $50,000 that had been held as a deposit.


Claims Related to Lessee Defaults

Braniff, Inc. (Braniff) Bankruptcy - As discussed more fully in Note 3, Braniff's bankrupt estate has made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $15,385 was allocated to the Partnership, based on its pro rata share of the total claims, and recognized as revenue during the quarter ended March 31, 1998, which is included in other income.


Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA, during 1998, except for the June 1998 lease payment. On July 2, 1998, the Partnership received its $935,000 rental payment from TWA that was due on June 27, 1998. This amount was included in rent and other receivables on the balance sheet at June 30, 1998.

Payments totaling $48,205 and $95,270 were received during the first two quarters of 1998 and 1997, respectively, from the sale of inventoried parts from the six disassembled aircraft.

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

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1998 and 1997 were $1,874,899, or $3.75 per limited partnership unit and $4,999,970, or $10.00 per unit, respectively. Cash distributions to limited partners during the six months ended June 30, 1998 and 1997 were $14,924,194, or $29.85 per limited partnership unit and $8,124,951, or $16.25 per unit, respectively. The increase, as compared to 1997, is due to the distribution of the proceeds received from the prepayment of a note due from Triton Aviation Services II LLC on December 30, 1997. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section; and the receipt of rental payments from TWA.

                           Part II. Other Information


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1998, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On April 23, 1998, the Court consolidated for discovery purposes this action with the action entitled "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et. al. On July 9, 1998, the Court denied the defendants' demurrer to dismiss the plaintiffs' second amended complaint. On July 28, 1998, defendants filed an answer to the second amended complaint.

Viscount Air Services, Inc. (Viscount) Bankruptcy - The trial date of the lawsuit against BAE Aviation, Inc., STS Services, Inc. and Piping Design Services, Inc. has been reset for October 27, 1998. First Security Bank, N.A., as owner trustee for the Partnership, has filed a motion for summary judgment on all claims. The motion is set for hearing on August 10, 1998.

Other Proceedings - Item 10 in Part III of the Partnership's  1997 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1998 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                 POLARIS AIRCRAFT INCOME FUND II,
                                 A California Limited Partnership
                                 (Registrant)
                                 By: Polaris Investment
                                     Management Corporation,
                                     General Partner




       August 12, 1998               By:  /S/Marc A. Meiches
-----------------------------             -----------------------
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