Form 10-Q/A
period 1998-06-30
POLARIS AIRCRAFT INCOME FUND II
filed 1998-08-25
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                              --------------------
                                   FORM 10-Q/A
                                 Amendment No. 1
                              --------------------



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


                              --------------------

                           Commission File No. 33-2794

                              --------------------



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



                         Yes _X_                  No___





                       This document consists of 4 pages.

The undersigned registrant hereby amends Item 2 of its Quarterly Report on Form 10-Q for the period ended June 30, 1998 in its entirety as follows:

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

                                 POLARIS AIRCRAFT INCOME FUND II,
                                 A California Limited Partnership
                                 (Registrant)
                                 By: Polaris Investment
                                     Management Corporation,
                                     General Partner




     August 24, 1998                 By: /S/Marc A. Meiches
-------------------------                ------------------------
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