Form 10-Q
period 1998-09-30
POLARIS AIRCRAFT INCOME FUND II
filed 1998-11-16
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 ---------------

                                    FORM 10-Q

                                 ---------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

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





                       This document consists of 17 pages.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

          FORM 10-Q - For the Quarterly Period Ended September 30, 1998




                                      INDEX



Part I.       Financial Information                                        Page

         Item 1.      Financial Statements

              a)  Balance Sheets - September 30, 1998 and
                  December 31, 1997......................................... 3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 1998 and 1997......................... 4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1997
                  and Nine Months Ended September 30, 1998.................. 5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 1998 and 1997......................... 6

              e)  Notes to Financial Statements............................. 8

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations........ 10



Part II.      Other Information

         Item 1.      Legal Proceedings.................................... 14

         Item 6.      Exhibits and Reports on Form 8-K..................... 15

         Signature    ..................................................... 16

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                    September 30,  December 31,
                                                        1998           1997
                                                        ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 19,594,079   $ 31,587,494

RENT AND OTHER RECEIVABLES                               935,101        935,629

AIRCRAFT, net of accumulated depreciation of
   $76,307,875 in 1998 and $70,346,578 in 1997        39,055,434     45,016,731

OTHER ASSETS                                               5,252          6,571
                                                    ------------   ------------

                                                    $ 59,589,866   $ 77,546,425
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    239,206   $    142,761

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           464,187        317,799

SECURITY DEPOSITS                                           --           50,000

DEFERRED INCOME                                        1,900,633        627,660

NOTES PAYABLE                                         12,267,895     15,667,509
                                                    ------------   ------------

        Total Liabilities                             14,871,921     16,805,729
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (3,655,883)    (3,030,600)
   Limited Partners, 499,973 and 499,997 units
      outstanding in 1998 and 1997, respectively      48,373,828     63,771,296
                                                    ------------   ------------

        Total Partners' Capital                       44,717,945     60,740,696
                                                    ------------   ------------

                                                    $ 59,589,866   $ 77,546,425
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            Three Months Ended          Nine Months Ended
                                               September 30,              September 30,
                                               -------------              -------------

                                            1998          1997          1998         1997
                                            ----          ----          ----         ----
REVENUES:
   Rent from operating leases          $  3,145,675  $  3,145,676  $  9,437,026  $ 11,646,396
   Interest                                 259,838       626,445       867,132     1,316,784
   Loss on sale of aircraft                    --            --            --         (26,079)
   Other                                     85,080        49,240       198,670       851,683
                                       ------------  ------------  ------------  ------------

           Total Revenues                 3,490,593     3,821,361    10,502,828    13,788,784
                                       ------------  ------------  ------------  ------------

EXPENSES:
   Depreciation                           1,987,099     2,221,949     5,961,297     8,291,387
   Management fees to general partner       121,617        42,815       364,851       409,518
   Operating                                 61,617        35,332       261,042       117,259
   Interest                                 309,360       415,571     1,008,874     1,267,556
   Administration and other                  67,149        87,134       260,784       280,045
                                       ------------  ------------  ------------  ------------

           Total Expenses                 2,546,842     2,802,801     7,856,848    10,365,765
                                       ------------  ------------  ------------  ------------

NET INCOME                             $    943,751  $  1,018,560  $  2,645,980  $  3,423,019
                                       ============  ============  ============  ============

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                 $    189,252  $    390,145  $  1,241,283  $  1,226,604
                                       ============  ============  ============  ============

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                 $    754,499  $    628,415  $  1,404,697  $  2,196,415
                                       ============  ============  ============  ============

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                    $       1.51  $       1.26  $       2.81  $       4.39
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

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                          Year Ended December 31, 1997 and
                                        Nine Months Ended September 30, 1998
                                        ------------------------------------

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----

Balance, December 31, 1996           $ (1,480,858)  $ 73,696,567   $ 72,215,709

   Net income                              44,693      4,424,643      4,469,336

   Cash distributions to partners      (1,594,435)   (14,349,914)   (15,944,349)
                                     ------------   ------------   ------------

Balance, December 31, 1997             (3,030,600)    63,771,296     60,740,696

   Net income                           1,241,283      1,404,697      2,645,980

   Capital redemptions (24 units)            --           (3,072)        (3,072)

   Cash distributions to partners      (1,866,566)   (16,799,093)   (18,665,659)
                                     ------------   ------------   ------------

Balance, September 30, 1998          $ (3,655,883)  $ 48,373,828   $ 44,717,945
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1998           1997
                                                       ----           ----
OPERATING ACTIVITIES:
 Net income                                       $  2,645,980   $  3,423,019
 Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                     5,961,297      8,291,387
    Gain on sale of aircraft inventory                (133,285)       (49,240)
    Loss on sale of aircraft                              --           26,079
    Changes in operating assets and liabilities:
      Decrease (increase) in rent and other
        receivables                                        528       (929,403)
      Decrease in other assets                           1,319        110,024
      Increase in payable to affiliates                 96,445        110,714
      Increase in accounts payable and accrued
        liabilities                                    146,388         97,944
      Decrease in security deposits                    (50,000)       (66,000)
      Decrease in maintenance reserves                    --           (6,453)
      Increase (decrease) in deferred income         1,272,973       (394,580)
                                                  ------------   ------------

         Net cash provided by operating
           activities                                9,941,645     10,613,491
                                                  ------------   ------------

INVESTING ACTIVITIES:
 Increase in aircraft capitalized costs                   --       (4,784,633)
 Payments to Purchaser related to sale of aircraft        --       (1,001,067)
 Net proceeds from sale of aircraft                       --        2,519,495
 Principal payments on notes receivable                   --          865,904
 Net proceeds from sale of aircraft inventory          133,285        162,488
                                                  ------------   ------------

         Net cash provided by (used in) investing
           activities                                  133,285     (2,237,813)
                                                  ------------   ------------

FINANCING ACTIVITIES:
 Increase in notes payable                                --        3,884,633
 Principal payments on notes payable                (3,399,614)    (1,329,680)
 Capital redemptions                                    (3,072)          --
 Cash distributions to partners                    (18,665,659)   (13,249,920)
                                                  ------------   ------------

         Net cash used in financing activities     (22,068,345)   (10,694,967)
                                                  ------------   ------------

CHANGES IN CASH AND CASH
 EQUIVALENTS                                       (11,993,415)    (2,319,289)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                31,587,494     22,224,813
                                                  ------------   ------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                    $ 19,594,079   $ 19,905,524
                                                  ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1998           1997
                                                       ----           ----
SUPPLEMENTAL INFORMATION:
    Interest paid                                 $  1,010,384   $  1,161,714
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


2.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                           Payments for the
                                          Three Months Ended      Payable at
                                          September 30, 1998  September 30, 1998
                                          ------------------  ------------------

Aircraft Management Fees                       $112,500            $126,181

Out-of-Pocket Administrative and Selling
    Expense Reimbursement                       113,104              33,019

Out-of-Pocket Operating Expense
    Reimbursement                                 4,510              80,006
                                               --------            --------

                                               $230,114            $239,206
                                               ========            ========


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


4.       Sale of Aircraft Inventory to Soundair, Inc.

The Partnership sold its remaining inventory of aircraft parts from the six disassembled aircraft, to Soundair, Inc. The remaining inventory, with a net carrying value of $-0-, was sold effective February 1, 1998 for $90,000, less amounts previously received for sales as of that date. The net purchase price of $85,080 was paid in September 1998, and is included in other revenue.


5.       Partners' Capital

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 1998, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft out of its original portfolio of 30 aircraft. The portfolio consists of 14 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA).

The Partnership entered into an agreement for the sale of its remaining inventory of aircraft parts, with a net carrying value of $0, from the six disassembled aircraft, to Soundair, Inc. The remaining inventory was sold effective February 1, 1998 for $90,000, less amounts previously received for sales as of that date. The net purchase price of $85,080 was paid in September 1998, and is included in other income.


Partnership Operations

The Partnership recorded net income of $943,751, or $1.51 per limited partnership unit during the three months ended September 30, 1998, compared to net income of $1,018,560, or $1.26 per limited partnership unit, for the same period in 1997. The Partnership recorded net income of $2,645,980, or $2.81 per limited partnership unit during the nine months ended September 30, 1998, compared to net income of $3,423,019, or $4.39 per limited partnership unit, for the same period in 1997.

The decrease in year to date net income is primarily due to a decrease in other income. The Partnership recorded other income of $851,683 during the nine months ended September 30, 1997, as a result of the receipt of amounts due under a TWA maintenance credit and rent deferral agreement and from payments received from the sale of inventoried parts from the six disassembled aircraft. The variance in net income per limited partnership unit will differ from the variance of total net income from period to period due to the methods by which income or loss from operations and gain or loss on the sale of aircraft are allocated in accordance with the partnership agreement.

Rental revenues, management fees and depreciation declined during the first nine months of 1998, as compared to the same period in 1997. This decline was the result of the sale of aircraft to Triton Aviation Services II LLC in 1997.

The increase in the deferred income balance at September 30, 1998 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 14 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the nine months ended September 30, 1998 exceeded the rental income earned, causing an increase in the deferred income balance.

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

Interest income decreased during the three and nine months ended September 30, 1998, as compared to the same periods in 1997, primarily due to the December 1997 payoff of the Promissory note related to the aircraft sold to Triton Aviation Services II LLC in 1997.

Operating expenses increased during the three and nine months ended September 30, 1998, as compared to the same periods in 1997, due to an increase in legal expenses. During the nine months ended September 30, 1998, the Partnership recognized legal expenses of $144,000 related to the Viscount default and Chapter 11 bankruptcy filing, compared to approximately $88,000 during the same period in 1997. The Partnership also recognized legal expenses of approximately $93,000 during the nine months ended September 30, 1998, related to the sale of aircraft to Triton in 1997.

The Partnership had been holding a security deposit, received from Jet Fleet in 1992, pending the outcome of bankruptcy proceedings. The bankruptcy proceeding of Jet Fleet Corporation was closed on August 6, 1997, and the bankruptcy proceeding of Jet Fleet International Airlines, Inc. was closed on February 10, 1998. Consequently, the Partnership recognized, during the quarter ended March 31, 1998, revenue of $50,000 that had been held as a deposit.


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


Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA, during 1998, although the September 1998 lease payment was not received until October 1, 1998. This rent was included in rent and other receivables on the balance sheet at September 30, 1998.

Payments totaling $133,285 and $162,488 were received during the nine months ended September 30, 1998 and 1997, respectively, from the sale of inventoried parts from the six disassembled aircraft.

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

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1998 and 1997 were $1,874,898, or $3.75 per limited partnership unit and $3,799,977, or $7.60 per unit, respectively. Cash distributions to limited partners during the nine months ended September 30, 1998 and 1997 were $16,799,093, or $33.60 per limited partnership unit and $11,924,928 or $23.85 per unit, respectively. The increase in distributions for the nine months ended September 30, 1998, as compared to the same period in 1997, is due to the distribution of the proceeds received from the prepayment of a note due from Triton Aviation Services II LLC on December 30, 1997. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section, and the receipt of rental payments from TWA.

Impact of the Year 2000 Issue

The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. As discussed in prior filings with the Securities and Exchange Commission, the General Partner has engaged GE Capital Aviation Services, Inc. ("GECAS") to provide certain management services to the Partnership. Both the General Partner and GECAS are wholly-owned subsidiaries (either direct or indirect) of General Electric Capital Corporation ("GECC"). All of the Partnership's operational functions are handled either by the General Partner and GECAS or by third parties (as discussed in the following paragraphs), and the Partnership has no information systems of its own.

GECC and GECAS have undertaken a global effort to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will impact their customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues;
(3) improve -- execute project plans and perform a majority of the testing;  and
(4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored at each business, and company-wide reviews with senior management are conducted monthly. GECC and GECAS management plan to have completed the first three phases of the program for a substantial majority of mission-critical systems by the end of 1998 and to have nearly all significant information systems, products and services, facilities and suppliers in the control phase of the program by mid-1999.

As noted elsewhere, the Partnership has fourteen aircraft remaining in its portfolio at this time. All of these remaining aircraft are on lease with Trans World Airlines,Inc.("TWA"). TWA has advised GECAS that it has adopted procedures to identify and address Year 2000 issues and that it has developed a plan to implement required changes in its equipment, operations and systems. To the extent, however, that TWA suffers any material disruption of its business and operations due to Year 2000 failure of equipment or information systems, such disruption would likely have a material adverse effect on the Partnership's operations and financial condition.

Aside from maintenance and other matters relating to the Partnership's aircraft-related assets discussed above, the principal third-party vendors to the Partnership are those providing the Partnership with services such as accounting, auditing, banking and investor services. GECAS intends to apply the same standards in determining the Year 2000 capabilities of the Partnership's third-party vendors as GECAS will apply with respect to its outside vendors pursuant to its internal Year 2000 program.

The scope of the global Year 2000 effort encompasses many thousands of applications and computer programs; products and services; facilities and facilities-related equipment; suppliers; and, customers. The Partnership, like all business operations, is also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utility, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes or that could affect customers' ability to repay amounts owed to the Partnership or vendors' ability to provide services without interruption. The likelihood and effects of failures in infrastructure systems, over which the Partnership has no control, cannot be estimated. However, aside from the impact of any such possible failures or the possibility of a disruption of TWA's business caused by Year 2000 failures, the General Partner does not believe that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Partnership.

To date, the Partnership has not incurred any Year 2000 expenditures nor does it expect to incur any material costs in the future. However, the activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1998 and June 30, 1998, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services,  Inc.  (Viscount)  Bankruptcy - As previously  disclosed,
First Security Bank, N.A., as owner trustee for the Partnership (the Owner Trustee), filed a motion for summary judgment on all claims in the lawsuit against BAE Aviation, Inc., STS Services, Inc. and Piping Design Services, Inc. (collectively, the Defendants). The motion was briefed and argued on August 10, 1998, and the court issued a Minute Entry granting the motion on September 24, 1998. Accordingly, the Owner Trustee has lodged a form of judgment dismissing the counterclaim and exonerating the bond previously posted by the Owner Trustee. The court has not yet entered judgment.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, Accelerated High Yield Income Fund v. Polaris Investment Management Corporation, et al. The settlement is subject to final approval by the Court. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel is seeking reimbursement from the Partnership of an as yet to be determined amount of fees and expenses. A settlement notice setting forth the terms of the settlement will be mailed to the last known address of each unitholder of the Partnership by November 20, 1998. On November 10, 1998, the Court preliminarily approved the settlement. A hearing to determine whether the settlement should be finally approved by the Court is scheduled for December 22, 1998.

Other Proceedings - Item 10 in Part III of the Partnership's  1997 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1998 and June 30, 1998 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.

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





      November 16, 1998                By:     /S/Marc A. Meiches
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