Form 10-K405
period 1998-12-31
POLARIS AIRCRAFT INCOME FUND II
filed 1999-03-29
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                              --------------------

             _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1998.

                    Documents incorporated by reference: None

                       This document consists of 49 pages.

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

PAIF-II has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other Limited Partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the General Partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance, sell and remarket aircraft for their own accounts and for existing aircraft and aircraft leasing programs managed by them. Further, GECAS provides a significant range of aircraft management services to third parties, including without limitation, AerFi Group plc (formerly GPA Group plc), a public limited company organized in Ireland, together with its consolidated subsidiaries (AerFi), and Airplanes Group, together with its subsidiaries (APG), each of which two groups leases and sells aircraft. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the General Partner, its affiliates, AerFi, APG, and other third parties to whom GECAS provides aircraft management services from time to time.

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item  2.  The  following   table  describes   certain   material  terms  of  the
Partnership's  leases to Trans World  Airlines,  Inc.  (TWA) as of December  31,
1998.
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

         As discussed in Item 7, in October 1994, TWA notified its creditors, including the Partnership, of a proposed restructuring of its debt. Subsequently, GECAS negotiated a standstill agreement with TWA which was approved on behalf of the Partnership by PIMC. That agreement provided for a moratorium of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995. The deferred rents, which aggregated $3.6 million plus interest, were repaid in monthly installments beginning in May
         1995 through October 1995. In 1995, the Partnership received as consideration for the agreement $218,171 and warrants for 227,133 shares of TWA Common Stock (Item 7).

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

At year end 1998, there were approximately 12,600 jet aircraft in the world fleet. Approximately 1,500 aircraft were leased or sold during 1998, an increase of 14% over 1997. Air travel has grown strongly during the past 28 years, with the last nineteen years showing better than 5.5% annual growth, and not until recently has it subsided after what had been a robust period from 1994 to 1997. This strong period has mainly benefited Stage 3 narrow bodies and younger Stage 2 narrow bodies, many of which have been or are being upgraded with hushkits. During 1998, the industry saw many alliances taking place. There was more consolidation in the U.S. Airline Industry via alliances than had been seen in the previous 20 years since deregulation. Booming traffic demand coupled with reductions in the price of aviation fuel has resulted in record profits for many airlines in North America and Europe. However, slower traffic lies ahead, the cycle has peaked in 1998, as may have airline profits. Manufacturers continue to produce at high levels compared to what demand will require in the future years. Asia continues its economic turmoil which has brought about a significant reduction in traffic growth in that region. This is resulting in a number of new aircraft order deferrals and cancellations, mainly in the wide body sector, with over capacity moving from Asia into the other regions around the world. Timing of when the down cycle ends or how severe it will be is still in question, but will be closely watched as we move into the next millennium. Several airline accidents that occurred in 1996, involving older Stage 2 aircraft, continue to dampen the market for such aircraft. The Partnership has been forced in the past to adjust its estimates of the residual values realizable from its aircraft, which resulted in an increase in depreciation expense, as discussed in Items 7 and 8. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

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

Item 2.  Properties

At December 31, 1998, PAIF-II owned 14 McDonnell Douglas DC-9-30 aircraft leased to TWA and spare parts inventory (as discussed in Note 9) out of its original portfolio of 30 aircraft. All leases are operating leases. Polaris Aircraft Income Fund II (the Partnership) transferred six Boeing 727-200 aircraft, previously leased to Pan Am, to aircraft inventory in 1992. These aircraft, which are not included in the following table, were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998. The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit in February 1995. The Partnership sold the airframe and one engine from the Boeing 737-200 Combi aircraft in March 1996. The Partnership sold the remaining engine along with a Boeing 737-200 in January 1997. The Partnership sold three Boeing 727-200, one McDonnell Douglas DC-9-40 and three McDonnell Douglas DC-9-30 aircraft to Triton Aviation Services II LLC in May 1997 and June 1997.

The following table describes the Partnership's aircraft portfolio at December 31, 1998 in greater detail:

                                                  Year of           Cycles
Aircraft Type                   Serial Number   Manufacture   As of 11/30/98 (1)
-------------                   -------------   -----------   ------------------
McDonnell Douglas DC-9-30           47027          1967             84,652
McDonnell Douglas DC-9-30           47107          1968             84,779
McDonnell Douglas DC-9-30           47108          1968             81,594
McDonnell Douglas DC-9-30           47135          1968             81,114
McDonnell Douglas DC-9-30           47137          1968             80,309
McDonnell Douglas DC-9-30           47174          1968             82,371
McDonnell Douglas DC-9-30           47249          1968             86,488
McDonnell Douglas DC-9-30           47251          1968             84,738
McDonnell Douglas DC-9-30           47324          1969             78,976
McDonnell Douglas DC-9-30           47343          1969             83,574
McDonnell Douglas DC-9-30           47345          1969             81,905
McDonnell Douglas DC-9-30           47357          1969             78,797
McDonnell Douglas DC-9-30           47411          1969             79,321
McDonnell Douglas DC-9-30           47412          1969             79,366

(1) Cycle information as of 12/31/98 was not available.


Item 3.  Legal Proceedings

Braniff, Inc. (Braniff) Bankruptcy - As previously reported in the Partnership's 1997 Form 10-K, the Bankruptcy Court disposed of the Partnership's claim in this Bankruptcy proceeding by permitting the Partnership to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the FAA noise regulations to operate one Stage 2 aircraft and by allowing the Partnership a net remaining unsecured claim of $769,231 in the proceedings.

Braniff's bankrupt estate made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $15,385 was allocated to the Partnership based on its pro rata share of the total claims and was recognized as revenue during the quarter ended March 31, 1998. On January 20, 1999, Braniff's bankrupt estate made an additional payment in the amount of $84,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount $6,462 was allocated to the Partnership based on its pro rata share of the total claims.

Viscount Air Services, Inc. (Viscount) Bankruptcy - As previously reported in the Partnership's 1997 Form 10-K, all disputes between the Partnership and Viscount have been resolved, and there is no further pending litigation with Viscount. However, when Viscount rejected its lease of one of the Partnership's aircraft ("306 Aircraft"), as authorized by the Bankruptcy Court, the 306 Aircraft was located at a maintenance facility called BAE Aviation, Inc. dba Tucson Aerospace (BAE). BAE and its subcontractors STS Services, Inc. and Piping Design Services, Inc., dba PDS Technical Services asserted mechanics' liens over the 306 Aircraft.

On May 22, 1996, First Security Bank, National Association (FSB), as owner trustee, filed suit in the Superior Court of Arizona in Pima County to recover the 306 Aircraft. After FSB filed a bond in the penal amount of $1,371,000, the claimants in the action released the 306 Aircraft and filed a claim against the bond. FSB filed a motion for summary judgment on all claims raised by the claimants in the counterclaim. The Superior Court granted the motion and entered judgment on October 30, 1998 dismissing the counterclaim and exonerating the bond. The Court has stayed exoneration of the bond pending appeal by the claimants. The Court has denied the claimants' subsequent motion for a new trial seeking reconsideration. FSB filed a motion seeking recovery of its attorneys' fees and costs incurred in defending the litigation, and the Court set a hearing on the motion for March 8, 1999. Subsequently, FSB and the claimants agreed to settle this claim for an agreed judgement of $159,374.51 in attorney's fees to be paid to FSB. The settlement agreement is subject to approval by the Court. The claimants are appealing the Court's rulings.

After recovering the 306 Aircraft, the Partnership sold the airframe and certain engines in January of 1997. In the course of delivering the airframe, GE Capital Aviation Services, Inc. (GECAS) determined that a painter, Thomas Cook, was holding the right elevator at his shop due to an unpaid bill incurred in connection with work on the 306 Aircraft by BAE under contract to Viscount, which at that time was leasing the 306 Aircraft. On March 20, 1997, FSB, as owner trustee, filed a lawsuit in the Superior Court of Arizona in Pima County, Case No. 318585 against Mr. Cook and Hamilton Aviation, Inc., where his shop is located, to recover possession. The parties have stipulated to dismissal of the lawsuit, with Mr. Cook agreeing to release the Partnership's elevator in exchange for a settlement payment of $3,000 by the Partnership.

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, this action was filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of Limited
Partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. The trial court has issued a revised scheduling order setting the trial date for this action for September 7, 1999.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris Investment Management Corporation, et al. was filed on behalf of the unitholders of Polaris Aircraft Income Funds II through VI in the Superior Court of the

State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 7, under the caption "Sale of Aircraft -- Sale of Aircraft to Triton." On September 2, 1997, an amended complaint was filed adding additional plaintiffs, and on December 18, 1997, the plaintiffs filed a second amended complaint asserting their claims derivatively.

On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel sought reimbursement from the Partnership for its attorneys' fees and expenses. A settlement notice setting forth the terms of the settlement was mailed to the last known address of each unitholder of the Partnership on November 20, 1998. On December 24, 1998, the Court approved the terms of the settlement and approved plaintiffs' attorney's fees and expenses in the amount of $438,766.

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

b)       Number of Security Holders:

                                                        Number of Record Holders
             Title of Class                             as of December 31, 1998
             ----------------                           ------------------------

         Limited Partnership Interest:                           14,620

         General Partnership Interest:                                1

c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning July 1986. Cash distributions to Limited Partners during 1998 and 1997 totaled $18,673,991 and $14,349,914, respectively. Cash distributions per Limited Partnership unit were $37.35 and $28.70 in 1998 and 1997, respectively.

Item 6.  Selected Financial Data

                                                  For the years ended December 31,
                                                  --------------------------------

                                  1998           1997           1996            1995           1994
                                  ----           ----           ----            ----           ----

Revenues                    $  13,901,118  $  17,609,635  $  16,304,608   $  21,093,341  $  14,443,902

Net Income (Loss)               3,456,655      4,469,336    (14,708,486)      5,717,065     (3,217,172)

Net Income (Loss)
  Allocated to Limited
  Partners                      1,607,397      4,424,643    (16,311,216)      4,972,468     (4,434,868)

Net Income (Loss) per
  Limited Partnership Unit           3.22           8.85         (32.62)           9.94          (8.87)

Cash Distributions per
  Limited Partnership
  Unit                              37.35          28.70          35.00           13.75          25.00

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                 37.35          28.70          35.00           13.75          25.00

Total Assets                   57,461,885     77,546,425     87,622,742     107,820,317    110,568,377

Partners' Capital              43,445,400     60,740,696     72,215,709     106,368,523    108,290,301

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 1998, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft and spare parts inventory (as discussed in Note 9) out of its original portfolio of 30 aircraft. The portfolio consists of 14 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA). The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft were disassembled for sale of their component parts. The Partnership sold its remaining inventory of aircraft parts from the six disassembled aircraft, to Soundair, Inc., in 1998. The Partnership sold one Boeing 727-200 aircraft in February 1995, one Boeing 737-200 Combi aircraft in March 1996, and one Boeing 737-200 aircraft in January 1997. During the second quarter of 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to TWA, two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia), and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental), to Triton Aviation Services II LLC.


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

Sale of Aircraft Inventory to Soundair, Inc. - The Partnership sold its remaining inventory of aircraft parts from the six disassembled aircraft, to Soundair, Inc. The remaining inventory, with a net carrying value of $-0-, was sold effective February 1, 1998 for $90,000, less amounts previously received for sales as of that date. The net purchase price of $85,080 was paid in September 1998, and is included in gain on sale of aircraft inventory.


Partnership Operations

The Partnership reported net income of $3,456,655, or $3.22 per Limited Partnership unit for the year ended December 31, 1998, compared to net income of $4,469,336, or $8.85 per Limited Partnership unit and a net loss of $14,708,486, or $32.62 per Limited Partnership unit, for the years ended December 31, 1997 and 1996, respectively. Variances in net income may not correspond to variances in net income per Limited Partnership unit due to the allocation of components of income and loss in accordance with the Partnership agreement. The decrease in net income in 1998, as compared to 1997, is primarily due to decreases in interest and other income. Interest income decreased during 1998, as compared to 1997, primarily due to the December 1997 payoff of the Promissory note related to the aircraft sold to Triton Aviation Services II LLC in 1997. The Partnership recorded other income of $50,000 in 1998, compared to $802,443 during 1997. Other income in 1997 was comprised of the receipt of amounts due under a TWA maintenance credit and rent deferral agreement.

The improved income from operations during 1997, as compared to 1996, is due to a substantial decrease in depreciation expense related to the sale of aircraft. A substantial increase in depreciation expense contributed to the net loss during 1996.

Rental revenues, management fees and depreciation declined during 1998, as compared to 1997. This decline was the result of the sale of aircraft to Triton Aviation Services II LLC in 1997. Rental revenues, net of related management fees, increased during 1997, compared to the same period in 1996. This increase was primarily the result of an increase in rental revenues from TWA. In November 1996 and February 1997, installation of hushkits was completed on the 14 aircraft leased to TWA and the leases were extended for eight years. The rent payable by TWA under the leases has been increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed.

The increase in interest income during 1997, as compared to the same period in 1996, was attributable to interest earned on the Promissory Note related to the Triton sale that occurred during the second quarter of 1997.

Operating expense increased due to legal expense related to the Ron Wallace Litigation Settlement as more fully described below.

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

The Partnership recorded an increase in other revenue during 1997. This increase in other income was the result of the receipt of $802,443 related to amounts due under the TWA maintenance credit and rent deferral agreement as discussed above.

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

The Partnership incurred interest expense during 1998, 1997 and 1996 as the result of the Partnership installing hushkits on 11 of its aircraft in November 1996 and 3 of its aircraft in February 1997. The aggregate cost of the hushkit reconditioning for the 11 and 3 aircraft was $17,516,722 and $4,784,633, respectively, or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1996 and 1997. The Partnership paid $3.3 million and $900,000 in 1996 and 1997, respectively, of the aggregate hushkit cost, and the balance of $14,216,722 and $3,884,633 in 1996 and 1997, respectively, was financed by the engine/hushkit manufacturer over 50 months at an interest rate of 10% per annum.

As discussed later in the Industry Update section, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the adjusted estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense.

The Partnership recognized approximately $17.0 million of this deficiency as increased depreciation expense in 1996. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 4, the Partnership accepted an offer to purchase 7 of the Partnership's remaining aircraft subject to each aircraft's existing lease and certain notes receivable. This offer constituted an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the proposed purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections.

The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. For any downward adjustment to the estimated residual values, future depreciation expense over the projected remaining economic life of the aircraft is increased. The Partnership's earnings are impacted by the net effect of the adjustments to the aircraft carrying values recorded in 1996.


Liquidity and Cash Distributions

Liquidity - The Partnership received prepayment in full of all amounts due from Triton and all payments due from lessees during 1998, except for the December 1998 lease payment from TWA. On January 4, 1999, the Partnership received its $935,000 rental payment from TWA that was due on December 27, 1998. This amount was included in rent and other receivables on the balance sheet at December 31, 1998.

As further discussed in Note 9 to the financial statements, the Partnership recorded an allowance for credit losses of $100,409 in 1996 for the aggregate unsecured receivables from Viscount. The line of credit, which was advanced to Viscount in 1994, was, in accordance with the Compromise and Stipulation, secured by certain of Viscount's trade receivables and spare parts. The Stipulation and Agreement releases the Partnership's claim against Viscount's trade receivables. As a result, the Partnership recorded an additional allowance for credit losses of $92,508 during 1996, representing Viscount's outstanding balance of the line of credit and accrued interest. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during 1996, all notes, rents and interest receivable balances from Viscount.

As discussed above, the Partnership agreed to share in the cost of meeting certain Airworthiness Directives (ADs) with TWA. In accordance with the cost-sharing agreement, TWA may offset up to an additional $1.7 million against rental payments, subject to annual limitations, over the remaining lease terms.

The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit to AIA in February 1995 as previously discussed. The agreement with AIA specified payment of the sales price in 36 monthly installments of $55,000 beginning in

March 1995. The Partnership received all scheduled payments due from AIA. This note was sold to Triton during 1997 as part of the transaction discussed later under Sale of Aircraft.

In March 1996, the Partnership sold its Boeing 737-200 Combi aircraft to Westjet for cash and a note due in 22 monthly installments, with interest at a rate of 10% per annum beginning in March 1996. The Partnership has received all scheduled payments from Westjet. This note was sold to Triton during 1997 as part of the transaction discussed previously under the Remarketing Update section.

Payments of $133,285, $214,749, and $260,234 were received during 1998, 1997 and
1996, respectively, from the sale of inventoried parts from the six disassembled aircraft. This includes the sale of remaining inventory of aircraft parts from the six disassembled aircraft to Soundair, Inc. in 1998 for $90,000.

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

Cash Distributions - Cash distributions to Limited Partners were $18,673,991, $14,349,914, and $17,499,895 in 1998, 1997 and 1996, respectively. Cash distributions per Limited Partnership unit were $37.35, $28.70, and $35.00 per Limited Partnership unit in 1998, 1997 and 1996, respectively. The increase in 1998, as compared to 1997 is due to the distribution of the proceeds received from the prepayment of a note due from Triton Aviation Services II, LLC on December 30, 1997. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section; the receipt of rental payments from TWA; and payments generated from the aircraft disassembly process.


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

As noted elsewhere, the Partnership has fourteen aircraft and spare parts inventory remaining in its portfolio at this time. All of these remaining aircraft are on lease with Trans World Airlines, Inc. ("TWA"). TWA has advised GECAS that it has adopted procedures to identify and address Year 2000 issues and that it has developed a plan to implement required changes in its equipment, operations and systems. To the extent, however, that TWA suffers any material disruption of its business and operations due to Year 2000 failure of equipment or information systems, such disruption would likely have a material adverse effect on the Partnership's operations and financial condition.

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

The General Partner's Decision to Approve the Transaction - In determining whether the transaction was in the best interests of the Partnership and its unitholders, PIMC evaluated, among other things, the risks and significant expenses associated with continuing to own and remarket the Aircraft (many of which were subject to leases that were nearing expiration). The General Partner determined that such a strategy could require the Partnership to expend a significant portion of its cash reserves for remarketing and that there was a substantial risk that this strategy could result in the Partnership having to reduce or even suspend future cash distributions to Limited Partners. The General Partner concluded that the opportunity to sell the Aircraft at an attractive price would be beneficial in the present market where demand for Stage II aircraft is relatively strong rather than attempting to sell the aircraft "one-by-one" over the coming years when the demand for such Aircraft might be weaker. GE Capital Aviation Services, Inc. ("GECAS"), which provides aircraft marketing and management services to the General Partner, sought to obtain the best price and terms available for these Stage II aircraft given the aircraft market and the conditions and types of planes owned by the Partnership. Both the General Partner and GECAS approved the sale terms of the Aircraft as being in the best interest of the Partnership and its unit holders because both believe that this transaction will optimize the potential cash distributions to be paid to Limited Partners. To ensure that no better offer could be obtained, the terms of the transaction negotiated by GECAS included a "market-out" provision that permitted the Partnership to elect to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deemed more favorable, with the ability of the Purchaser to match the offer or decline to match the offer and be entitled to be compensated in an amount equal to 1.5% of the Purchaser's proposed purchase price. The Partnership did not receive any other offers and, accordingly, the General Partner believes that a valid market check had occurred confirming that the terms of this transaction were the most beneficial that could have been obtained.

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

The Aircraft sold pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date until the actual closing date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $749,373 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation expense on the statement of operations.


Ron Wallace Litigation Settlement

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris Investment Management Corporation, et al. was filed on behalf of the unitholders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 7, under the caption "Sale of Aircraft -- Sale of Aircraft to Triton." On September 2, 1997, an amended complaint was filed adding additional plaintiffs, and on December 18, 1997, the plaintiffs filed a second amended complaint asserting their claims derivatively.

On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel sought reimbursement from the Partnership for its attorneys' fees and expenses. A settlement notice setting forth the terms of the settlement was mailed to the last known address of each unitholder of the Partnership on November 20, 1998. On December 24, 1998, the Court approved the terms of the settlement and approved plaintiffs' attorney's fees and expenses in the amount of $438,766, which is included in operating expenses.


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

In consideration for the partial rent moratorium described above, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $218,171 in January 1995 as its pro rata share of such payment by TWA. In addition, TWA agreed to issue warrants to the Partnership for TWA Common Stock.

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

The Partnership received warrants to purchase 227,133 shares of TWA Common Stock from TWA in November 1995. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share. The fair market value of the TWA stock at December 31, 1995 was $2,356,505, which was determined based on quoted market prices. The Partnership sold the TWA Common Stock in February 1996, net of broker commissions, for $2,406,479 and recognized a gain on trading securities of $49,974 in 1996.

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

Pursuant to a stipulated order of the Superior Court entered on July 9, 1996, FSB filed a bond in the penal sum of $1,371,000 for the benefit of the lienholders, who subsequently released the aircraft to the Partnership on July 11, 1996 and filed a claim against the bond. FSB filed a motion for summary judgment on all claims raised by the claimants in the counterclaim. The Superior Court granted the motion and entered judgment on October 30,1998 dismissing the counterclaim and exonerating the bond. The Court has stayed exoneration of the bond pending appeal by the claimants. The Court has denied the claimants' subsequent motion for a new trial seeking reconsideration. FSB filed a motion seeking recovery of its attorneys' fees and costs incurred in defending the litigation, and the Court set a hearing on the motion for March 8, 1999. Subsequently, FSB and the claimants agreed to settle this claim for an agreed judgement of $159,374.51 in attorney's fees to be paid to FSB. The settlement agreement is subject to approval by the Court. The claimants are appealing the Court's rulings.

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

The Partnership recorded a provision for credit losses of $100,409 in 1996, for the aggregate unsecured receivables from Viscount. The line of credit, which was advanced to Viscount in 1994, was, in accordance with the Compromise and Stipulation, secured by certain of Viscount's trade receivables and spare parts. The Stipulation and Agreement releases the Partnership's claim against Viscount's trade receivables. As a result, the Partnership recorded an additional provision for credit losses of $92,508 during 1996, representing Viscount's outstanding balance of the line of credit and accrued interest. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during 1996, all notes, rents and interest receivable balances from Viscount.

The Partnership evaluated the airframe and engines previously leased to Viscount for potential re-lease or sale and estimated that maintenance and refurbishment costs aggregating approximately $1.6 million would be required to re-lease the airframe and engines. Alternatively, a sale of the airframe and engines would likely be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs. The aircraft was sold in January 1997 for $660,000. As discussed in Note 4, the Partnership recognized an impairment loss of $300,000 on this aircraft which was recorded as additional depreciation expense during 1996.

Viscount's failure to perform its financial obligations to the Partnership had a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership had accrued legal costs of approximately $116,000, $107,000 and $147,000, which are reflected in operating expense in the Partnership's 1998, 1997 and 1996 statement of operations, respectively. In 1998, the Partnership revised its estimate of legal costs and reduced the accrual for legal costs by $68,753.


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

Braniff's bankrupt estate made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $15,385 was allocated to the Partnership based on its pro rata share of the total claims and was recognized as revenue during the quarter ended March 31, 1998. On January 20, 1999, Braniff's bankrupt estate made an additional payment in the amount of $84,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount $6,462 was allocated to the Partnership based on its pro rata share of the total claims. As a result of these payments, $21,847 was recognized as revenue during 1998, and is included in claims related to lessee defaults.


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

Currently legislation has been drafted and is under review by the EU to adopt anti-hushkitting regulations within member states. The legislation seeks to ban hushkitted aircraft from being added to member states registers after April 1, 1999 and will preclude all operation of hushkitted aircraft within the EU by April 1, 2002. The effect of this proposal has been to reduce the demand for hushkitted aircraft within the EU and its neighboring states, including the former Eastern Block states.

Demand for Aircraft - At year end 1998, there were approximately 12,600 jet aircraft in the world fleet. Approximately 1,500 aircraft were leased or sold during 1998, an increase of 14% over 1997. Air travel has grown strongly during the past 28 years, with the last nineteen years showing better than 5.5% annual growth, and not until recently has it subsided after what had been a robust period from 1994 to 1997. This strong period has mainly benefited Stage 3 narrow bodies and younger Stage 2 narrow bodies, many of which have been or are being upgraded with hushkits. During 1998, the industry saw many alliances taking place. There was more consolidation in the U.S. Airline Industry via alliances than had been seen in the previous 20 years since deregulation. Booming traffic demand coupled with reductions in the price of aviation fuel has resulted in record profits for many airlines in North America and Europe. However, slower traffic lies ahead, the cycle has peaked in 1998, as may have airline profits. Manufacturers continue to produce at high levels compared to what demand will require in the future years. Asia continues its economic turmoil which has brought about a significant reduction in traffic growth in that region. This is resulting in a number of new aircraft order deferrals and cancellations, mainly in the wide body sector, with over capacity moving from Asia into the other regions around the world. Timing of when the down cycle ends or how severe it will be is still in question, but will be closely watched as we move into the next millennium.

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized impairments on aircraft to be held and used by the Partnership of approximately $17.0 million, or $33.97 per Limited Partnership unit, in 1996. The impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in
Note 4, the Partnership accepted an offer to purchase seven of the Partnership's remaining aircraft subject to each aircraft's existing lease and certain notes receivable. This offer constituted an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the proposed purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections.

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

Item 8.  Financial Statements and Supplementary Data











                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997


            AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                TOGETHER WITH THE


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund II,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
    January 25, 1999

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                         1998           1997
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 19,228,093   $ 31,587,494

RENT AND OTHER RECEIVABLES                               941,563        935,629

AIRCRAFT, net of accumulated depreciation of
  $78,075,872 in 1998 and $70,346,578 in 1997         37,287,437     45,016,731

OTHER ASSETS                                               4,792          6,571
                                                    ------------   ------------

                                                    $ 57,461,885   $ 77,546,425
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    155,123   $    142,761

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                            456,414        317,799

SECURITY DEPOSITS                                           --           50,000

DEFERRED INCOME                                        2,324,958        627,660

NOTES PAYABLE                                         11,079,990     15,667,509
                                                    ------------   ------------

       Total Liabilities                              14,016,485     16,805,729
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                     (3,256,230)    (3,030,600)
  Limited Partners, 499,973 and 499,997 units
     outstanding in 1998 and 1997                     46,701,630     63,771,296
                                                    ------------   ------------

       Total Partners' Capital                        43,445,400     60,740,696
                                                    ------------   ------------

                                                    $ 57,461,885   $ 77,546,425
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                           1998          1997           1996
                                           ----          ----           ----
REVENUES:
    Rent from operating leases        $ 12,582,702  $ 14,792,071   $ 14,172,153
    Gain on trading securities                --            --           49,974
    Interest                             1,113,284     1,939,699      1,505,981
    Claims related to lessee
      defaults                              21,847          --          576,500
    Loss on sale of aircraft                  --         (26,079)          --
    Gain on sale of aircraft
      inventory                            133,285       101,501           --
    Other                                   50,000       802,443           --
                                      ------------  ------------   ------------

         Total Revenues                 13,901,118    17,609,635     16,304,608
                                      ------------  ------------   ------------

EXPENSES:
    Depreciation                         7,729,294    10,435,053     29,470,353
    Management fees to General
      Partner                              486,468       531,135        667,678
    Provision for credit losses               --            --          192,917
    Operating                              581,127       145,905        244,494
    Interest                             1,290,441     1,659,897        134,341
    Administration and other               357,133       368,309        303,311
                                      ------------  ------------   ------------

         Total Expenses                 10,444,463    13,140,299     31,031,094
                                      ------------  ------------   ------------

NET INCOME (LOSS)                     $  3,456,655  $  4,469,336   $(14,708,486)
                                      ============  ============   ============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER               $  1,849,258  $     44,693   $  1,602,730
                                      ============  ============   ============

NET INCOME (LOSS) ALLOCATED
    TO LIMITED PARTNERS               $  1,607,397  $  4,424,643   $(16,311,216)
                                      ============  ============   ============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                  $       3.22  $       8.85   $     (32.62)
                                      ============  ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                      General         Limited
                                      Partner         Partners         Total
                                      -------         --------         -----

Balance, December 31, 1995        $  (1,139,155)  $ 107,507,678   $ 106,368,523

  Net income (loss)                   1,602,730     (16,311,216)    (14,708,486)

  Cash distributions to partners     (1,944,433)    (17,499,895)    (19,444,328)
                                  -------------   -------------   -------------

Balance, December 31, 1996           (1,480,858)     73,696,567      72,215,709

  Net income                             44,693       4,424,643       4,469,336

  Cash distributions to partners     (1,594,435)    (14,349,914)    (15,944,349)
                                  -------------   -------------   -------------

Balance, December 31, 1997        $  (3,030,600)  $  63,771,296   $  60,740,696

  Net income                          1,849,258       1,607,397       3,456,655

  Capital redemptions                      --            (3,072)         (3,072)

  Cash distributions to partners     (2,074,888)    (18,673,991)    (20,748,879)
                                  -------------   -------------   -------------

Balance, December 31, 1998        $  (3,256,230)  $  46,701,630   $  43,445,400
                                  =============   =============   =============

        The accompanying notes are an integral part of these statements.

                                 POLARIS AIRCRAFT INCOME FUND II,
                                 A California Limited Partnership

                                     STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                          1998           1997           1996
                                                          ----           ----           ----
OPERATING ACTIVITIES:
  Net income (loss)                                  $  3,456,655   $  4,469,336   $(14,708,486)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                       7,729,294     10,435,053     29,470,353
     Provision for credit losses                             --             --          192,917
     Loss on sale of aircraft                                --           26,079           --
     Gain on sale of aircraft inventory                  (133,285)      (101,501)          --
     Changes in operating assets and liabilities:
       Decrease in marketable securities, trading            --             --        2,356,506
       Increase in rent and other receivables              (5,934)      (929,403)      (101,959)
       Decrease (increase) in other assets                  1,779        110,444        (87,245)
       Increase (decrease) in payable to affiliates        12,362         76,130        (25,880)
       Increase in accounts payable and
          accrued liabilities                             138,615         42,619        122,425
       Decrease in security deposits                      (50,000)       (66,000)      (334,000)
       Increase (decrease) in maintenance reserves           --           (6,453)        44,343
       Increase (decrease) in deferred income           1,697,298         29,745        (44,827)
                                                     ------------   ------------   ------------

          Net cash provided by operating activities    12,846,784     14,086,049     16,884,147
                                                     ------------   ------------   ------------

INVESTING ACTIVITIES:
  Proceeds from sale of aircraft                             --        2,519,495           --
  Increase in aircraft capitalized costs                     --       (4,784,633)   (17,516,722)
  Principal payments on notes receivable                     --       12,798,106      1,963,561
  Payments to Purchaser related to sale of aircraft          --       (1,001,067)          --
  Net proceeds from sale of aircraft inventory            133,285        214,749        260,235
                                                     ------------   ------------   ------------

          Net cash provided by (used in)
            investing activities                          133,285      9,746,650    (15,292,926)
                                                     ------------   ------------   ------------

FINANCING ACTIVITIES:
  Increase in note payable                                   --        3,884,633     14,216,722
  Principal payments on notes payable                  (4,587,519)    (2,410,302)       (23,544)
  Capital redemptions                                      (3,072)          --             --
  Cash distributions to partners                      (20,748,879)   (15,944,349)   (19,444,328)
                                                     ------------   ------------   ------------

          Net cash used in financing activities       (25,339,470)   (14,470,018)    (5,251,150)
                                                     ------------   ------------   ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                         (12,359,401)     9,362,681     (3,659,929)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                    31,587,494     22,224,813     25,884,742
                                                     ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                        $ 19,228,093   $ 31,587,494   $ 22,224,813
                                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

Marketable Securities, trading - Marketable Securities, trading, were carried at fair value, which was determined based on quoted market prices. These securities were held for sale in the near term (Note 7).

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

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft will be increased.

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

Aircraft Inventory - Aircraft held in inventory for sale are reflected at the lower of depreciated cost or estimated net realizable value. Proceeds from sales are applied against inventory until the book value is fully recovered. The remaining book value of the inventory was recovered in 1997. Proceeds in excess of inventory net book value were recorded as revenue when received.

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

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per Limited Partnership unit is based on the Limited Partners' share of net income or
(loss), allocated in accordance with the Partnership Agreement, and the number of units outstanding of 499,973, 499,997 and 499,997 for the years ended December 31, 1998, 1997 and 1996, respectively.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Receivables - The Partnership recorded an allowance for credit losses for certain impaired note and rents receivable as a result of uncertainties regarding their collection as discussed in Note 9. The Partnership recognizes revenue on impaired notes and receivables only as payments are received.


2.    Organization and the Partnership

The Partnership was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2010. Upon organization, both the General Partner and the initial Limited Partner contributed $500. The Partnership recognized no profits or losses during the periods ended December 31, 1985 and 1984. The offering of Limited Partnership units terminated on December 31, 1986, at which time the Partnership had sold 499,997 units of $500, representing $249,998,500. All partners were admitted to the Partnership on or before December 1, 1986. During January 1998, 24 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership agreement. At December 31, 1998, there were 499,973 units outstanding, net of redemptions.

Polaris Investment Management Corporation (PIMC), the sole General Partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to related parties are described in Notes 12 and 13.


3.    Aircraft

At December 31, 1998, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft and spare parts inventory (as discussed in Note 9) out of its original portfolio of 30 aircraft, which were acquired, leased or sold as discussed below. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration and require compliance during the lease term, in certain of the leases the Partnership has agreed to share in the cost of compliance with ADs. In addition to basic rent, one lessee was required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. In the event of a lessee default, these return conditions are not likely to be met. Certain leases also provide that, if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability to these lessees, if any, cannot currently be estimated and therefore is not reflected in the financial statements.

The following table describes the Partnership's aircraft portfolio at December 31, 1998 in greater detail:

                                                                  Year of
Aircraft Type                                  Serial Number    Manufacture
-------------                                  -------------    -----------
McDonnell Douglas DC-9-30                          47027           1967
McDonnell Douglas DC-9-30                          47107           1968
McDonnell Douglas DC-9-30                          47108           1968
McDonnell Douglas DC-9-30                          47135           1968
McDonnell Douglas DC-9-30                          47137           1968
McDonnell Douglas DC-9-30                          47174           1968
McDonnell Douglas DC-9-30                          47249           1968
McDonnell Douglas DC-9-30                          47251           1968
McDonnell Douglas DC-9-30                          47324           1969
McDonnell Douglas DC-9-30                          47343           1969
McDonnell Douglas DC-9-30                          47345           1969
McDonnell Douglas DC-9-30                          47357           1969
McDonnell Douglas DC-9-30                          47411           1969
McDonnell Douglas DC-9-30                          47412           1969

14 McDonnell Douglas DC-9-30 - Initially there were 17 McDonnell Douglas DC-9-30 and one McDonnell Douglas DC-9-40 which were acquired for $122,222,040 during 1986 and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended in 1991 prior to TWA's bankruptcy filing as discussed in Note 7. Two of the aircraft had a lease expiration date of February 1998 and two other aircraft had a lease expiration date of November 1998. These four aircraft were sold to Triton Aviation Services II LLC in June 1997, as discussed in Note 4. The leases for 11 of the aircraft that previously had lease expiration dates in 1998 were extended for eight years until November 2004. The leases for three of the aircraft that previously had lease expiration dates in 1998 were extended in February 1997 for eight years until February 2005.

The following is a schedule by year of future minimum rental revenue under the existing leases:

              Year                                  Amount
              ----                                  ------
              1999                               $14,280,000
              2000                                14,280,000
              2001                                14,280,000
              2002                                10,655,000
              2003 and thereafter                 19,020,000
                                                 -----------

              Total                              $72,515,000
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

The Partnership recognized an impairment loss on aircraft to be held and used by the Partnership aggregating approximately $17.0 million, or $33.97 per Limited Partnership unit, as increased depreciation expense in 1996. The impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 4, the Partnership accepted an offer to purchase seven of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS
121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the proposed purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

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

5.       Ron Wallace Litigation Settlement

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris Investment Management Corporation, et al. was filed on behalf of the unitholders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Note 4, under the caption "Sale of Aircraft -- Sale of Aircraft to Triton." On September 2, 1997, an amended complaint was filed adding additional plaintiffs, and on December 18, 1997, the plaintiffs filed a second amended complaint asserting their claims derivatively.

On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel sought reimbursement from the Partnership for its attorneys' fees and expenses. A settlement notice setting forth the terms of the settlement was mailed to the last known address of each unitholder of the Partnership on November 20, 1998. On December 24, 1998, the Court approved the terms of the settlement and approved plaintiffs' attorney's fees and expenses in the amount of $438,766, which is included in operating expenses.


6.       Disassembly of Aircraft

In an attempt to maximize the economic return from the remaining six aircraft formerly leased to Pan Am, the Partnership entered into an agreement with Soundair, Inc. (Soundair) in October 1992, for the disassembly and sale of certain of the Partnership's aircraft. The Partnership has incurred the cost of disassembly and received the proceeds from the sale of such parts, net of necessary overhaul expenses, and commissions paid to Soundair. The Partnership received net proceeds from the sale of aircraft inventory of $133,285 (including the proceeds discussed below), $214,749 and $260,234 during 1998, 1997 and 1996, respectively. The net book value of the Partnership's aircraft inventory was reduced to zero during 1997. Payments received by the Partnership of $101,501 in excess of the aircraft inventory net book value were recorded as gain on sale of aircraft inventory during 1997.

The Partnership sold its remaining inventory of aircraft parts from the six disassembled aircraft, to Soundair, Inc. The remaining inventory, with a net carrying value of $-0-, was sold effective February 1, 1998 for $90,000, less amounts previously received for sales as of that date. The net purchase price of $85,080, was paid in September 1998, and is included in gain on sale of aircraft inventory.


7.       TWA Reorganization

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

In consideration for the partial rent moratorium described above, TWA agreed to make a lump sum payment of $1,000,000 to GECAS for the TWA lessors for whom GECAS provides management services and who agreed to the Deferral Agreement. The Partnership received $218,171, in January 1995, as its pro rata share of such payment by TWA.

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

The Partnership received warrants to purchase 227,133 shares of TWA Common Stock from TWA in November 1995. The Partnership exercised the warrants on December 29, 1995 for the strike price of $0.01 per share. The fair market value of the TWA stock at December 31, 1995 was $2,356,505, which was determined based on quoted market prices. The Partnership sold the TWA Common Stock in February 1996, net of broker commissions, for $2,406,479 and recognized a gain on trading securities of $49,974 in 1996.


8.       TWA Lease Extension

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

The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loans from the hushkit manufacturer are non-recourse to the Partnership and secured by a security interest in the lease receivables. Cash paid for interest expense on the loans was $1,292,480, $1,551,093 and $236,848 in 1998, 1997 and 1996,
respectively.


9.       Viscount Restructuring Agreement and Default

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

Pursuant to a stipulated order of the Superior Court entered on July 9, 1996, FSB filed a bond in the penal sum of $1,371,000 for the benefit of the lienholders, who subsequently released the aircraft to the Partnership on July 11, 1996 and filed a claim against the bond. FSB filed a motion for summary judgment on all claims raised by the claimants in the counterclaim. The Superior Court granted the motion and entered judgment on October 30,1998 dismissing the counterclaim and exonerating the bond. The Court has stayed exoneration of the bond pending appeal by the claimants. The Court has denied the claimants' subsequent motion for a new trial seeking reconsideration. FSB filed a motion seeking recovery of its attorneys' fees and costs incurred in defending the litigation, and the Court set a hearing on the motion for March 8, 1999. Subsequently, FSB and the claimants agreed to settle this claim for an agreed judgement of $159,374.51 in attorney's fees to be paid to FSB. The settlement agreement is subject to approval by the Court. The claimants are appealing the Court's rulings.

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

The Partnership recorded an allowance for credit losses of $100,409 in 1996, for the aggregate unsecured receivables from Viscount. The line of credit, which was advanced to Viscount in 1994, was, in accordance with the Compromise and Stipulation, secured by certain of Viscount's trade receivables and spare parts. The Stipulation and Agreement releases the Partnership's claim against Viscount's trade receivables. As a result, the Partnership recorded an additional allowance for credit losses of $92,508 during 1996, representing Viscount's outstanding balance of the line of credit and accrued interest. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during 1996, all notes, rents and interest receivable balances from Viscount.

The Partnership evaluated the airframe and engines previously leased to Viscount for potential re-lease or sale and estimated that maintenance and refurbishment costs aggregating approximately $1.6 million will be required to re-lease the airframe and engines. Alternatively, a sale of the airframe and engines would likely be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs. The aircraft was sold in January 1997 for $660,000. As discussed in Note 4, in accordance with SFAS No. 121, the Partnership recognized an impairment loss of $300,000 on this aircraft which was recorded as additional depreciation expense during 1996.

Viscount's failure to perform its financial obligations to the Partnership had a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership had accrued legal costs of approximately $116,000, $107,000 and $147,000, which are reflected in operating expense in the Partnership's 1998, 1997 and 1996 statement of operations, respectively. In 1998, the Partnership revised its estimate of legal costs and reduced the accrual for legal costs by $68,753.


10.      ALG Default and Restructuring

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


11.      Claims Related to Lessee Defaults

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

Braniff's bankrupt estate made a payment in the amount of $200,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount, $15,385 was allocated to the Partnership based on its pro rata share of the total claims and was recognized as revenue during the quarter ended March 31, 1998. On January 20, 1999, Braniff's bankrupt estate made an additional payment in the amount of $84,000 in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation. Of this amount $6,462 was allocated to the Partnership based on its pro rata share of the total claims. As a result of these payments, $21,847 was recognized as revenue during 1998, and is included in claims related to lessee defaults.


12.      Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 1998, 1997 and 1996, the Partnership paid management fees to PIMC of $420,000, $440,295, and $652,417, respectively. Management fees payable to PIMC at December 31, 1998 and 1997 were $142,798 and $76,330 respectively.

b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1998, 1997 and 1996, $377,665, $375,486, and $316,061, respectively, were reimbursed by the Partnership to PIMC for administrative expenses. Administrative reimbursements of $10,874 and $50,286 were payable at December 31, 1998 and 1997, respectively. Reimbursements for maintenance and remarketing costs of $483,221, $82,633, and $153,699 were paid by the Partnership in 1998, 1997 and 1996, respectively. Maintenance and remarketing reimbursements of $1,451 and $16,145 were payable at December 31, 1998 and 1997, respectively.

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

e. In the event that, immediately prior to the dissolution and termination of the Partnership, the General Partner shall have a deficit balance in its tax basis capital account, then the General Partner shall contribute in cash to the capital of the Partnership an amount which is equal to such deficit (see Note 13).


13.      Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the Limited Partners (see Note 12). Such allocations are made using income or loss calculated under GAAP for book purposes, which, as more fully described in Note 15, varies from income or loss calculated for tax purposes.

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

Had all the assets of the Partnership been liquidated at December 31, 1998 at the current carrying value, the tax basis capital (deficit) accounts of the General Partner and the Limited Partners is estimated to be $4,344,540 and $39,100,860, respectively.


14.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1998 and 1997 are as follows:

                           Reported Amounts    Tax Basis      Net Difference
                           ----------------    ---------      --------------

1998:    Assets              $57,461,885      $63,662,817      $(6,200,932)
         Liabilities          14,016,485       11,841,104        2,175,381

1997:    Assets              $77,546,425      $84,836,496      $(7,290,071)
         Liabilities          16,805,729       16,232,563          573,166


15.      Reconciliation of Net Book Income (Loss) to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes:

                                                For the years ended December 31,

                                                     1998     1997      1996
                                                     ----     ----      ----

Book net income (loss) per Limited Partnership
   unit                                             $ 3.22  $  8.85   $(32.62)
Adjustments for tax purposes represent
   differences between book and tax revenue
   and expenses:
     Rental and maintenance reserve revenue
       recognition                                    3.36    (1.18)     0.03
     Management fee expense                           (.19)    0.06      0.03
     Depreciation                                    (2.16)  (11.31)    30.16
     Gain or loss on sale of aircraft                  --     (0.02)    (0.19)
     Basis in inventory                                --     (0.07)    (0.08)
     Other revenue and expense items                 (0.04)   (0.01)    (0.16)
                                                    ------  -------   -------

Taxable net income (loss) per Limited
   Partnership unit                                 $ 4.19  $ (3.68)  $ (2.83)
                                                    ======  =======   =======

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


16.      Subsequent Events

The Partnership made a cash distribution, to Limited Partners, of $2,574,861 or $5.15 per Limited Partnership unit, and $286,096 to the General Partner on January 15, 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the General Partner of the Partnership (collectively Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, GECAS and PIMC are affiliates.

The officers and directors of PIMC are:

            Name                                   PIMC  Title
         -----------                           -------------------

         Eric M. Dull                          President; Director
         Marc A. Meiches                       Chief Financial Officer
         Barbara Macholl                       Director
         Norman C. T. Liu                      Vice President; Director
         Ray Warman                            Secretary
         Robert W. Dillon                      Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Dull, 38, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Risk and Portfolio Management of GECAS, having previously held the positions of Executive Vice President - Portfolio Management and Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 46, assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Previously, he held the position of Vice President of PIMC from October 1995 to October 1997. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial and Operating Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Ms. Macholl, 45, assumed the position of Director of PIMC effective February 27, 1999. Ms. Macholl presently holds the position of Senior Vice President, Marketing Finance for GECAS. Prior to joining GECAS, Ms. Macholl has been with the General Electric Company (GE) and its subsidiaries since 1977. Ms. Macholl previously held the position of Vice President Finance for CBSI Inc., a wholly owned subsidiary of the General Electric Company. Ms. Macholl has also held various financial management positions for the GE Lighting business.

Mr. Liu, 41, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 50, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 57, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Managing Counsel of GECAS.

Certain Legal Proceedings:

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al. was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. The Partnership is not named as a defendant in this action. Plaintiffs seek class action certification on behalf of a class of investors in Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On May 7, 1993, the court granted the defendants' motion to stay this action, and subsequently this suit was dismissed.

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


Item 11. Executive Compensation

PAIF-II has no directors or officers. PAIF-II is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $420,000 were paid to PIMC in 1998 in addition to a 10% interest in all cash distributions as described in Note 12 to the financial statements (Item 8).


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

Item 13. Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                       Page No.

                  Report of Independent Public Accountants                23
                  Balance Sheets                                          24
                  Statements of Operations                                25
                  Statements of Changes in Partners' Capital (Deficit)    26
                  Statements of Cash Flows                                27
                  Notes to Financial Statements                           28

2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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




           March 24, 1999                   By:  /S/ Eric M. Dull
           --------------                        -------------------------
                Date                             Eric M. Dull, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                       Title                            Date
      ---------                       -----                            ----

    /S/Eric M. Dull       President and Director of Polaris       March 24, 1999
    ---------------       Investment Management Corporation,      --------------
    (Eric M. Dull)        General Partner of the Registrant

    /S/Marc A. Meiches    Chief Financial Officer of Polaris      March 24, 1999
    ------------------    Investment Management Corporation,      --------------
    (Marc A. Meiches)     General Partner of the Registrant

    /S/Barbara Macholl    Director of Polaris Investment          March 24, 1999
    -------------------   Management Corporation, General         --------------
    (Barbara Macholl)     Partner of the Registrant

    /S/Norman C. T. Liu   Vice President and Director of          March 24, 1999
    -------------------   Polaris Investment Management           --------------
    (Norman C. T. Liu)    Corporation, General Partner
                          of the Registrant