Form 10-Q
period 1999-03-31
POLARIS AIRCRAFT INCOME FUND II
filed 1999-05-14
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 ---------------

                                    FORM 10-Q

                                 ---------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

            FORM 10-Q - For the Quarterly Period Ended March 31, 1999




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - March 31, 1999 and
                  December 31, 1998...........................................3

              b)  Statements of Operations - Three Months Ended
                  March 31, 1999 and 1998.....................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1998
                  and Three Months Ended March 31, 1999.......................5

              d)  Statements of Cash Flows - Three Months
                  Ended March 31, 1999 and 1998...............................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........9



Part II.      Other Information

         Item 1.      Legal Proceedings......................................12

         Item 6.      Exhibits and Reports on Form 8-K.......................12

         Signature    .......................................................13

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                      March 31,     December 31,
                                                        1999            1998
                                                        ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 18,500,678   $ 19,228,093

RENT AND OTHER RECEIVABLES                             1,000,720        941,563

AIRCRAFT, net of accumulated depreciation of
   $79,405,662 in 1999 and $78,075,872 in 1998        35,957,647     37,287,437

OTHER ASSETS                                               4,320          4,792
                                                    ------------   ------------

                                                    $ 55,463,365   $ 57,461,885
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    192,672   $    155,123

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           424,044        456,414

DEFERRED INCOME                                        2,749,282      2,324,958

NOTES PAYABLE                                          9,863,639     11,079,990
                                                    ------------   ------------

        Total Liabilities                             13,229,637     14,016,485
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (3,268,373)    (3,256,230)
   Limited Partners, 499,973 units outstanding
      in 1999 and 1998                                45,502,101     46,701,630
                                                    ------------   ------------

        Total Partners' Capital                       42,233,728     43,445,400
                                                    ------------   ------------

                                                    $ 55,463,365   $ 57,461,885
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                        1999            1998
                                                        ----            ----
REVENUES:
   Rent from operating leases                        $3,145,676      $3,145,676
   Interest                                             216,343         350,684
   Gain on sale of aircraft inventory                    65,619          33,067
   Other                                                   --            65,385
                                                     ----------      ----------

           Total Revenues                             3,427,638       3,594,812
                                                     ----------      ----------

EXPENSES:
   Depreciation                                       1,329,790       1,987,098
   Management fees to general partner                   121,617         121,617
   Operating                                             12,189         120,305
   Interest                                             253,109         363,011
   Administration and other                              61,649          94,501
                                                     ----------      ----------

           Total Expenses                             1,778,354       2,686,532
                                                     ----------      ----------

NET INCOME                                           $1,649,284      $  908,280
                                                     ==========      ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                               $  273,953      $  857,982
                                                     ==========      ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                               $1,375,331      $   50,298
                                                     ==========      ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                  $     2.75      $     0.10
                                                     ==========      ==========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 1998 and
                                         Three Months Ended March 31, 1999
                                         ---------------------------------

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----


Balance, December 31, 1997           $ (3,030,600)  $ 63,771,296   $ 60,740,696

   Net income                           1,849,258      1,607,397      3,456,655

   Capital redemptions                       --           (3,072)        (3,072)

   Cash distributions to partners      (2,074,888)   (18,673,991)   (20,748,879)
                                     ------------   ------------   ------------

Balance, December 31, 1998             (3,256,230)    46,701,630     43,445,400

   Net income                             273,953      1,375,331      1,649,284

   Cash distributions to partners        (286,096)    (2,574,860)    (2,860,956)
                                     ------------   ------------   ------------

Balance, March 31, 1999              $ (3,268,373)  $ 45,502,101   $ 42,233,728
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                         1999           1998
                                                         ----           ----
OPERATING ACTIVITIES:
    Net income                                      $  1,649,284   $    908,280
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                     1,329,790      1,987,098
      Gain on sale of aircraft inventory                 (65,619)       (33,067)
      Changes in operating assets and liabilities:
         Decrease (increase) in rent and other
           receivables                                     6,462        (15,229)
         Decrease in other assets                            472            429
         Increase in payable to affiliates                37,549         30,192
         (Decrease) increase in accounts payable
           and accrued liabilities                       (32,370)       129,317
         Decrease in security deposits                      --          (50,000)
         Increase in deferred income                     424,324        424,324
                                                    ------------   ------------
           Net cash provided by operating
             activities                                3,349,892      3,381,344
                                                    ------------   ------------
INVESTING ACTIVITIES:
    Net proceeds from sale of aircraft
      inventory                                             --           33,067
                                                    ------------   ------------
           Net cash provided by investing
             activities                                     --           33,067
                                                    ------------   ------------

FINANCING ACTIVITIES:
    Principal payments on notes payable               (1,216,351)    (1,106,497)
    Capital redemptions                                     --           (3,072)
    Cash distributions to partners                    (2,860,956)   (14,499,216)
                                                    ------------   ------------

           Net cash used in financing
             activities                               (4,077,307)   (15,608,785)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
    EQUIVALENTS                                         (727,415)   (12,194,374)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                               19,228,093     31,587,494
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                   $ 18,500,678   $ 19,393,120
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund II's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1998, 1997, and 1996 included in the Partnership's 1998 Annual Report to the SEC on Form 10-K.


2.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                                Payments for
                                             Three Months Ended     Payable at
                                               March 31, 1999     March 31, 1999
                                               --------------     --------------

Aircraft Management Fees                          $105,000           $159,415

Out-of-Pocket Administrative Expense
    Reimbursement                                   82,437             33,257

Out-of-Pocket Operating and
    Remarketing Expense Reimbursement                1,719               --
                                                  --------           --------

                                                  $189,156           $192,672
                                                  ========           ========


3.       Partners' Capital

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


4.       Sale of Aircraft Inventory to Soundair, Inc.

The Partnership recognized income of $65,619 during the first quarter of 1999 from the sale of aircraft inventory to Soundair, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 1999, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft and spare parts inventory out of its original portfolio of 30 aircraft. The portfolio consists of 14 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA).


Partnership Operations

The Partnership recorded net income of $1,649,284, or $2.75 per limited partnership unit, for the three months ended March 31, 1999, compared to net income of $908,280, or $0.10 per limited partnership unit, for the three months ended March 31, 1998.

The increase in net income is primarily due to decreases in depreciation, interest and operating expense, partially offset by decreases in interest and other income, as discussed below.

The increase in the deferred income balance at March 31, 1999 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 14 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the three months ended March 31, 1999 exceeded the rental income earned, causing an increase in the deferred income balance.

The decrease in depreciation expense is the result of several aircraft having been fully depreciated down to their estimated salvage values during 1998.

Interest expense decreased during the three months ended March 31, 1999, as compared to the same period in 1998, due to the continuing payments being made on the TWA hushkit notes payable.

Operating expenses decreased during the three months ended March 31, 1999, as compared to the same period in 1998, due to a decrease in legal expenses. During the three months ended March 31, 1998, the Partnership recognized legal expenses of $69,000 related to the Viscount default and Chapter 11 bankruptcy filing, compared to approximately $6,000 during the same period in 1999. The Partnership also recognized legal expenses of approximately $41,000 during the three months ended March 31, 1998, related to the sale of aircraft to Triton in 1997.

Administration and other expenses decreased during the three months ended March 31, 1999, as compared to the same period in 1998, primarily due to a decrease in printing and postage costs resulting from several additional investor mailings required in the first quarter of 1998.

Interest income decreased during the first quarter of 1999, as compared to the same period in 1998, primarily due to a decrease in the cash reserves over the same period.

The Partnership had been holding a security deposit, received from Jet Fleet in 1992, pending the outcome of bankruptcy proceedings. The bankruptcy proceeding of Jet Fleet Corporation was closed on August 6, 1997, and the bankruptcy proceeding of Jet Fleet International Airlines, Inc. was closed on February 10, 1998. Consequently, the Partnership recognized, during the three months ended March 31, 1998, other income of $50,000 that had been held as a deposit.

The Partnership recognized income of $65,619 during the first quarter of 1999 from the sale of aircraft inventory to Soundair, Inc.


Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA, during 1999, except for the March 1999 lease payment. On April 2, 1999, the Partnership received its $935,000 rental payment from TWA that was due on March 27, 1999. This amount was included in rent and other receivables on the balance sheet at March 31, 1999.

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

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1999 and 1998 were $2,574,860, or $5.15 per limited partnership unit, and $13,049,294, or $26.10 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section; and the receipt of rental payments from TWA.


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

GECC and GECAS have undertaken a global effort to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will impact their customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues;
(3) improve -- execute project plans and perform a majority of the testing;  and
(4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored at each business, and company-wide reviews with senior management are conducted monthly. The first three phases of the program have been completed for a substantial majority of mission-critical activities. Management plans to have nearly all significant information systems, products and services and facilities through the control phase of the program by mid-1999.

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

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1998 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services, Inc. (Viscount) Bankruptcy - In connection with the lawsuit against BAE Aviation, Inc., STS Services, Inc. and Piping Design Services, Inc., First Security Bank, National Association, as owner trustee, obtained judgment against the claimants for $159,375 for partial reimbursement of its attorneys' fees and costs. The claimants are appealing the Court's rulings.

Other Proceedings - Item 10 in Part III of the Partnership's 1998 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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





      May 11, 1999                     By:     /S/Marc A. Meiches
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