Form 10-Q
period 1999-06-30
POLARIS AIRCRAFT INCOME FUND II
filed 1999-08-13
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 ---------------

                                    FORM 10-Q

                                 ---------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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





                       This document consists of 13 pages.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1999




                                      INDEX



Part I.  Financial Information                                              Page
                                                                            ----
         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 1999 and
                  December 31, 1998...........................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 1999 and 1998................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1998
                  and Six Months Ended June 30, 1999..........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 1999 and 1998................................6

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

                          Part 1. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                      June 30,      December 31,
                                                        1999            1998
                                                        ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 18,541,413   $ 19,228,093

RENT AND OTHER RECEIVABLES                             1,000,790        941,563

AIRCRAFT, net of accumulated depreciation of
   $80,735,452 in 1999 and $78,075,872 in 1998        34,627,857     37,287,437

OTHER ASSETS                                               3,836          4,792
                                                    ------------   ------------

                                                    $ 54,173,896   $ 57,461,885
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    191,197   $    155,123

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           447,869        456,414

DEFERRED INCOME                                        3,173,607      2,324,958

NOTES PAYABLE                                          8,618,162     11,079,990
                                                    ------------   ------------

        Total Liabilities                             12,430,835     14,016,485
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (3,279,203)    (3,256,230)
   Limited Partners, 499,973 units outstanding
      in 1999 and 1998                                45,022,264     46,701,630
                                                    ------------   ------------

        Total Partners' Capital                       41,743,061     43,445,400
                                                    ------------   ------------

                                                    $ 54,173,896   $ 57,461,885
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                        --------                --------

                                    1999        1998        1999        1998
                                    ----        ----        ----        ----
REVENUES:
   Rent from operating leases    $3,145,675  $3,145,675  $6,291,351  $6,291,351
   Interest                         211,883     256,610     428,226     607,294
   Gain on sale of aircraft
     inventory                         --        15,138      65,619      48,205
   Other                               --          --          --        65,385
                                 ----------  ----------  ----------  ----------

           Total Revenues         3,357,558   3,417,423   6,785,196   7,012,235
                                 ----------  ----------  ----------  ----------

EXPENSES:
   Depreciation                   1,329,790   1,987,100   2,659,580   3,974,198
   Management fees to general
     partner                        121,617     121,617     243,234     243,234
   Operating                         10,019      79,120      22,208     199,425
   Interest                         223,970     336,503     477,079     699,514
   Administration and other          79,608      99,134     141,257     193,635
                                 ----------  ----------  ----------  ----------

           Total Expenses         1,765,004   2,623,474   3,543,358   5,310,006
                                 ----------  ----------  ----------  ----------

NET INCOME                       $1,592,554  $  793,949  $3,241,838  $1,702,229
                                 ==========  ==========  ==========  ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER           $  197,492  $  194,049  $  471,445  $1,052,031
                                 ==========  ==========  ==========  ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS           $1,395,062  $  599,900  $2,770,393  $  650,198
                                 ==========  ==========  ==========  ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT              $     2.79  $     1.20  $     5.54  $     1.30
                                 ==========  ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                          Year Ended December 31, 1998 and
                                           Six Months Ended June 30, 1999
                                           ------------------------------

                                        General        Limited
                                        Partner        Partners        Total
                                        -------        --------        -----

Balance, December 31, 1997           $ (3,030,600)  $ 63,771,296   $ 60,740,696

   Net income                           1,849,258      1,607,397      3,456,655

   Capital redemptions (24 units)            --           (3,072)        (3,072)

   Cash distributions to partners      (2,074,888)   (18,673,991)   (20,748,879)
                                     ------------   ------------   ------------

Balance, December 31, 1998             (3,256,230)    46,701,630     43,445,400

   Net income                             471,445      2,770,393      3,241,838

   Cash distributions to partners        (494,418)    (4,449,759)    (4,944,177)
                                     ------------   ------------   ------------

Balance, June 30, 1999               $ (3,279,203)  $ 45,022,264   $ 41,743,061
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                     -------------------------

                                                        1999            1998
                                                        ----            ----
OPERATING ACTIVITIES:
    Net income                                      $  3,241,838   $  1,702,229
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                     2,659,580      3,974,198
      Gain on sale of aircraft inventory                 (65,619)       (48,205)
      Changes in operating assets and liabilities:
         (Increase) decrease in rent and other
           receivables                                     6,392            528
         Decrease in other assets                            956            869
         Increase in payable to affiliates                36,074         67,732
         (Decrease) increase in accounts payable
           and accrued liabilities                        (8,545)       157,281
         Decrease in security deposits                      --          (50,000)
         Increase in deferred income                     848,649        848,649
                                                    ------------   ------------

           Net cash provided by operating
             activities                                6,719,325      6,653,281
                                                    ------------   ------------

INVESTING ACTIVITIES:
    Net proceeds from sale of aircraft inventory            --           48,205
                                                    ------------   ------------

           Net cash provided by investing
             activities                                     --           48,205
                                                    ------------   ------------

FINANCING ACTIVITIES:
    Principal payments on notes payable               (2,461,828)    (2,239,490)
    Capital redemptions                                     --           (3,072)
    Cash distributions to partners                    (4,944,177)   (16,582,438)
                                                    ------------   ------------

           Net cash used in financing activities      (7,406,005)   (18,825,000)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
    EQUIVALENTS                                         (686,680)   (12,123,514)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                               19,228,093     31,587,494
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                   $ 18,541,413   $ 19,463,980
                                                    ============   ============


SUPPLEMENTAL INFORMATION:
   Interest paid                                    $    478,173   $    700,509
                                                    ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund II's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1998, 1997, and 1996 included in the Partnership's 1997 Annual Report to the SEC on Form 10-K.


2.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                                 Payments for
                                              Three Months Ended    Payable at
                                                 June 30, 1999     June 30, 1999
                                                 -------------     -------------

Aircraft Management Fees                            $105,000          $176,032

Out-of-Pocket Administrative and Selling
    Expense Reimbursement                             82,857            15,165
                                                    --------          --------

                                                    $187,857          $191,197
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 1999, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft and spare parts out of its original portfolio of 30 aircraft. The portfolio consists of 14 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA).


Partnership Operations

The Partnership recorded net income of $1,592,554, or $2.79 per limited partnership unit, for the three months ended June 30, 1999, compared to net income of $793,949, or $1.20 per limited partnership unit, for the three months ended June 30, 1998. The Partnership recorded net income of $3,241,838, or $5.54 per limited partnership unit, for the six months ended June 30, 1999, compared to net income of $1,702,229, or $1.30 per limited partnership unit, for the six months ended June 30, 1998.

The increase in net income is primarily due to decreases in depreciation, interest and operating expense, partially offset by decreases in interest and other income, as discussed below.

The increase in the deferred income balance at June 30, 1999 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 14 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the six months ended June 30, 1999 exceeded the rental income earned, causing an increase in the deferred income balance.

The decrease in depreciation expense is the result of several aircraft having been fully depreciated down to their estimated salvage values during 1998.

Interest expense decreased during the three and six months ended June 30, 1999, as compared to the same period in 1998, due to the continuing payments being made on the TWA hushkit notes payable.

Operating expenses decreased during the three and six months ended June 30, 1999, as compared to the same periods in 1998, due to a decrease in legal expenses. During the six months ended June 30, 1998, the Partnership recognized legal expenses of $124,000 related to the Viscount default and Chapter 11 bankruptcy filing, compared to $11,000 during the same period in 1999. The Partnership also recognized legal expenses of approximately $57,000 during the six months ended June 30, 1998, related to the sale of aircraft to Triton Aviation Services II LLC in 1997.

Administration and other expenses decreased during the three and six months ended June 30, 1999, as compared to the same period in 1998, primarily due to a decrease in printing and postage costs resulting from several additional investor mailings required in the first quarter of 1998. Also contributing to this decrease was a decrease in consulting fees.

Interest income decreased during the second quarter of 1999, as compared to the same period in 1998, primarily due to a decrease in the cash reserves over the same period.

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


Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA, during 1999, except for the June 1999 lease payment. On July 1, 1999, the Partnership received its $935,000 rental payment from TWA that was due on June 27, 1999. This amount was included in rent and other receivables on the balance sheet at June 30, 1999.

Polaris Investment Management Corporation, the general partner, has determined that cash reserves be maintained as a prudent measure to ensure that the Partnership has available funds in the event that the aircraft presently on lease to TWA require remarketing, and for other contingencies, including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1999 and 1998 were $1,874,899, or $3.75 per limited partnership unit, respectively. Cash distributions to limited partners during the six months ended June 30, 1999 and 1998 were $4,449,759, or $8.90 per limited partnership unit and $14,924,194, or $29.85 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section and the receipt of rental payments from TWA.


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

As discussed in the Partnership's Annual Report on Form 10-K, GECC and GECAS are applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will affect their customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve -- execute project plans and perform a majority of the testing; and (4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products and services, facilities, and suppliers were in the control phase. As a final step in the control phase, GECC is developing, testing and implementing contingency plans to ameliorate any potential internal or external disruption of critical business processes.

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

Aside from maintenance and other matters relating to the Partnership's aircraft-related assets discussed above, the principal third-party vendors to the Partnership are those providing the Partnership with services such as accounting, auditing, banking and investor services. GECAS intends to apply the same standards in determining the Year 2000 capabilities of the Partnership's third-party vendors, as GECAS will apply with respect to its outside vendors pursuant to its internal Year 2000 program.

The scope of the global Year 2000 effort encompasses many thousands of applications and computer programs, products and services, facilities and facilities-related equipment suppliers, and customers. The Partnership, like all business operations, is also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utility, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes or that could affect customers' ability to repay amounts owed to the Partnership or vendors' ability to provide services without interruption. The likelihood and effects of failures in infrastructure systems, over which the Partnership has no control, cannot be estimated. However, aside from the impact of any such possible failures or the possibility of a disruption of TWA's business caused by Year 2000 failures, the General Partner does not believe that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Partnership.

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

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1998 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1999, there are several pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services, Inc. (Viscount) Bankruptcy - In connection with the lawsuit against BAE Aviation, Inc. and Piping Design Services, Inc. (the "Claimants"), on July 9, 1999, the Superior Court entered a final, appealable order granting the Partnership's motions for summary judgment and awarding $159,375 to First Security Bank, National Association, as owner trustee, GE Capital Aviation Services, Inc. and Federal Insurance Company, as surety, for partial reimbursement of their attorneys' fees and expenses. The Claimants are appealing the Superior Court's final order.

Other Proceedings - Item 10 in Part III of the Partnership's  1998 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1999 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                      POLARIS AIRCRAFT INCOME FUND II,
                                      A California Limited Partnership
                                      (Registrant)
                                      By:    Polaris Investment
                                               Management Corporation,
                                               General Partner




       August 11, 1999                By:     /S/Marc A. Meiches
-------------------------------               -----------------------------
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