Form 10-Q
period 1999-09-30
POLARIS AIRCRAFT INCOME FUND II
filed 1999-11-15
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 ---------------

                                    FORM 10-Q

                                 ---------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

          FORM 10-Q - For the Quarterly Period Ended September 30, 1999




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - September 30, 1999 and
                  December 31, 1998...........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 1999 and 1998...........................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1998
                  and Nine Months Ended September 30, 1999....................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 1999 and 1998...........................6

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

                          Part 1. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                    September 30,  December 31,
                                                        1999           1998
                                                        ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 18,620,153   $ 19,228,093

RENT AND OTHER RECEIVABLES                             1,000,720        941,563

AIRCRAFT, net of accumulated depreciation of
   $82,065,242 in 1999 and $78,075,872 in 1998        33,298,067     37,287,437

OTHER ASSETS                                               3,341          4,792
                                                    ------------   ------------

                                                    $ 52,922,281   $ 57,461,885
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    210,256   $    155,123

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           456,521        456,414

DEFERRED INCOME                                        3,597,931      2,324,958

NOTES PAYABLE                                          7,342,861     11,079,990
                                                    ------------   ------------

        Total Liabilities                             11,607,569     14,016,485
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (3,283,505)    (3,256,230)
   Limited Partners, 499,973 units outstanding
      in 1999 and 1998                                44,598,217     46,701,630
                                                    ------------   ------------

        Total Partners' Capital                       41,314,712     43,445,400
                                                    ------------   ------------

                                                    $ 52,922,281   $ 57,461,885
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                                    -------------             -------------
                                 1999         1998          1999         1998
                                 ----         ----          ----         ----
REVENUES:
   Rent from operating leases $ 3,145,675  $ 3,145,675  $ 9,437,026  $ 9,437,026
   Interest                       229,221      259,838      657,447      867,132
   Gain on sale of aircraft
     inventory                       --         85,080       65,619      133,285
   Other                             --           --           --         65,385
                              -----------  -----------  -----------  -----------

           Total Revenues       3,374,896    3,490,593   10,160,092   10,502,828
                              -----------  -----------  -----------  -----------

EXPENSES:
   Depreciation                 1,329,790    1,987,099    3,989,370    5,961,297
   Management fees to general
     partner                      121,617      121,617      364,851      364,851
   Operating                        9,619       61,617       31,827      261,042
   Interest                       194,132      309,360      671,211    1,008,874
   Administration and other        64,866       67,149      206,123      260,784
                              -----------  -----------  -----------  -----------

           Total Expenses       1,720,024    2,546,842    5,263,382    7,856,848
                              -----------  -----------  -----------  -----------

NET INCOME                    $ 1,654,872  $   943,751  $ 4,896,710  $ 2,645,980
                              ===========  ===========  ===========  ===========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER        $   204,020  $   189,252  $   675,465  $ 1,241,283
                              ===========  ===========  ===========  ===========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS        $ 1,450,852  $   754,499  $ 4,221,245  $ 1,404,697
                              ===========  ===========  ===========  ===========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT           $      2.90  $      1.51  $      8.44  $      2.81
                              ===========  ===========  ===========  ===========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                           Year Ended December 31, 1998 and
                                         Nine Months Ended September 30, 1999
                                         ------------------------------------
                                        General        Limited
                                        Partner       Partners          Total
                                        -------       --------          -----

Balance, December 31, 1997           $ (3,030,600)  $ 63,771,296   $ 60,740,696

   Net income                           1,849,258      1,607,397      3,456,655

   Capital redemptions (24 units)            --           (3,072)        (3,072)

   Cash distributions to partners      (2,074,888)   (18,673,991)   (20,748,879)
                                     ------------   ------------   ------------

Balance, December 31, 1998             (3,256,230)    46,701,630     43,445,400

   Net income                             675,465      4,221,245      4,896,710

   Cash distributions to partners        (702,740)    (6,324,658)    (7,027,398)
                                     ------------   ------------   ------------

Balance, September 30, 1999          $ (3,283,505)  $ 44,598,217   $ 41,314,712
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1999            1998
                                                      ----            ----
OPERATING ACTIVITIES:
    Net income                                    $  4,896,710   $  2,645,980
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                   3,989,370      5,961,297
      Gain on sale of aircraft inventory               (65,619)      (133,285)
      Changes in operating assets and
         liabilities:
         Decrease in rent and other receivables          6,462            528
         Decrease in other assets                        1,451          1,319
         Increase in payable to affiliates              55,133         96,445
         Increase in accounts payable
           and accrued liabilities                         107        146,388
         Decrease in security deposits                    --          (50,000)
         Increase in deferred income                 1,272,973      1,272,973
                                                  ------------   ------------

           Net cash provided by operating
             activities                             10,156,587      9,941,645
                                                  ------------   ------------

INVESTING ACTIVITIES:
    Net proceeds from sale of aircraft
      inventory                                           --          133,285
                                                  ------------   ------------

           Net cash provided by investing
             activities                                   --          133,285
                                                  ------------   ------------

FINANCING ACTIVITIES:
    Principal payments on notes payable             (3,737,129)    (3,399,614)
    Capital redemptions                                   --           (3,072)
    Cash distributions to partners                  (7,027,398)   (18,665,659)
                                                  ------------   ------------

           Net cash used in financing activities   (10,764,527)   (22,068,345)
                                                  ------------   ------------

CHANGES IN CASH AND CASH
    EQUIVALENTS                                       (607,940)   (11,993,415)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                             19,228,093     31,587,494
                                                  ------------   ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                 $ 18,620,153   $ 19,594,079
                                                  ============   ============


SUPPLEMENTAL INFORMATION:
   Interest paid                                  $    672,871   $  1,010,384
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


2.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                             Payments for
                                          Three Months Ended      Payable at
                                          September 30, 1999  September 30, 1999
                                          ------------------  ------------------

Aircraft Management Fees                       $105,000           $192,649

Out-of-Pocket Administrative and Selling
    Expense Reimbursement                        63,790             17,607
                                               --------           --------

                                               $168,790           $210,256
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 1999, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft and spare parts out of its original portfolio of 30 aircraft. The portfolio consists of 14 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA).


Partnership Operations

The Partnership recorded net income of $1,654,872, or $2.90 per limited partnership unit, for the three months ended September 30, 1999, compared to net income of $943,751, or $1.51 per limited partnership unit, for the three months ended September 30, 1998. The Partnership recorded net income of $4,896,710, or $8.44 per limited partnership unit, for the nine months ended September 30, 1999, compared to net income of $2,645,980, or $2.81 per limited partnership unit, for the nine months ended September 30, 1998.

The increase in net income is primarily due to decreases in depreciation, interest and operating expense, partially offset by decreases in interest and other income, as discussed below.

The increase in the deferred income balance at September 30, 1999 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 14 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the nine months ended September 30, 1999 exceeded the rental income earned, causing an increase in the deferred income balance.

The decrease in depreciation expense is the result of several aircraft having been fully depreciated down to their estimated salvage values during 1998.

Interest expense decreased during the three and nine months ended September 30, 1999, as compared to the same period in 1998, due to the continuing payments being made on the TWA hushkit notes payable.

Operating expenses decreased during the three and nine months ended September 30, 1999, as compared to the same periods in 1998, primarily due to a decrease in legal expenses. During the nine months ended September 30, 1998, the Partnership recognized legal expenses of $144,000 related to the Viscount default and Chapter 11 bankruptcy filing, compared to $11,000 during the same period in 1999. The Partnership also recognized legal expenses of approximately $93,000 during the nine months ended September 30, 1998, related to the sale of aircraft to Triton Aviation Services II LLC in 1997.

Administration and other expenses decreased during the three and nine months ended September 30, 1999, as compared to the same period in 1998, primarily due to a decrease in printing and postage costs resulting from several additional investor mailings required in the first quarter of 1998. Also contributing to this decrease was a decrease in consulting fees.

Interest income decreased during the three and nine months ended September 30, 1999, as compared to the same period in 1998, primarily due to a decrease in the cash reserves over the same period.

The Partnership had been holding a security deposit, received from Jet Fleet in 1992, pending the outcome of bankruptcy proceedings. The bankruptcy proceeding of Jet Fleet Corporation was closed on August 6, 1997, and the bankruptcy proceeding of Jet Fleet International Airlines, Inc. was closed on February 10, 1998. Consequently, the Partnership recognized, as other income, during 1998, revenue of $50,000 that had been held as a deposit, as well as $15,385 received as a settlement from Braniff.

The Partnership recognized income of $65,619 during the first quarter of 1999 from the sale of aircraft inventory to Soundair, Inc.


Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA, during 1999, except for the September 1999 lease payment. On October 1, 1999, the Partnership received its $935,000 rental payment from TWA that was due on September 27, 1999. This amount was included in rent and other receivables on the balance sheet at September 30, 1999.

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

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1999 and 1998 were $1,874,898, or $3.75 per limited partnership unit, respectively. Cash distributions to limited partners during the nine months ended September 30, 1999 and 1998 were $6,324,658, or $12.65 per limited partnership unit and $16,799,093, or $33.60 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section and the receipt of rental payments from TWA.


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

As discussed in the Partnership's Annual Report on Form 10-K, GECC and GECAS are applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will affect their customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve -- execute project plans and perform a majority of the testing; and (4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products and services, facilities and suppliers were in the control phase. As a final step in the control phase, GECC has developed, tested and is prepared to implement contingency plans to minimize disruption of critical business processes.

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

Aside from maintenance and other matters relating to the Partnership's aircraft-related assets discussed above, the principal third-party vendors to the Partnership are those providing the Partnership with services such as accounting, auditing, banking and investor services. GECAS has applied the same standards in determining the Year 2000 capabilities of the Partnership's third-party vendors, as GECAS has applied with respect to its outside vendors pursuant to its internal Year 2000 program.

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

Viscount Air Services, Inc. (Viscount) Bankruptcy - In connection with the lawsuit against BAE Aviation, Inc. and Piping Design Services, Inc. (the "Claimants"), on August 6, 1999, the Superior Court awarded $159,375 to First Security Bank, National Association, as owner trustee, GE Capital Aviaiton Services, Inc. and Federal Insurance Company, as surety (collectively, the Owners), for partial reimbursement of their attorneys' fees and expenses. The Claimants sought reconsideration of the Superior Court's judgment, and the parties are awaiting a decision from the Superior Court on Claimant's Motion for New Trial. The Owners are seeking a supplemental attorneys' fee award of $20,905.44 in connection with the proceedings in the Superior Court.

Kepford, et al. v. Prudential Securities, et al. - On September 6, 1999, the Court entered an order granting a stay of this action pending the submission of the remaining plaintiffs' claims to arbitration.

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




       November 12, 1999              By:     /S/Marc A. Meiches
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