Form 10-K405
period 1999-12-31
POLARIS AIRCRAFT INCOME FUND II
filed 2000-03-29
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                              --------------------

             _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1999.

                    Documents incorporated by reference: None

                       This document consists of 40 pages.

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

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item  2.  The  following   table  describes   certain   material  terms  of  the
Partnership's  leases to Trans World  Airlines,  Inc.  (TWA) as of December  31,
1999.
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

         In October 1994, TWA notified its creditors, including the Partnership, of a proposed restructuring of its debt. Subsequently, GECAS negotiated a standstill agreement with TWA which was approved on behalf of the Partnership by PIMC. That agreement provided for a moratorium of the rent due the Partnership in November 1994 and 75% of the rents due the Partnership from December 1994 through March 1995. The deferred rents, which aggregated $3.6 million plus interest, were repaid in monthly installments beginning in May 1995 through October 1995. In 1995, the Partnership received as consideration for the agreement $218,171 and warrants for 227,133 shares of TWA Common Stock. These warrants were exercised in 1995 and the related stock was subsequently sold in 1996.

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

A discussion of the current market condition for the type of aircraft owned by the Partnership follows. For further information, see Demand for Aircraft in the Industry Update section of Item 7.

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


Item 2.  Properties

At December 31, 1999, the Partnership owned 14 McDonnell Douglas DC-9-30 aircraft leased to TWA and spare parts inventory (as discussed in Note 8) out of its original portfolio of 30 aircraft. All leases are operating leases. Polaris Aircraft Income Fund II (the Partnership) transferred six Boeing 727-200 aircraft, previously leased to Pan Am, to aircraft inventory in 1992. These aircraft, which are not included in the following table, were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998. The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit in February 1995. The Partnership sold the airframe and one engine from the Boeing 737-200 Combi aircraft in March 1996. The Partnership sold the remaining engine along with a Boeing 737-200 in January 1997. The Partnership sold three Boeing 727-200, one McDonnell Douglas DC-9-40 and three McDonnell Douglas DC-9-30 aircraft to Triton Aviation Services II LLC in May 1997 and June 1997.

The following table describes the Partnership's aircraft portfolio at December 31, 1999 in greater detail:

                                              Year of              Cycles
Aircraft Type               Serial Number    Manufacture     As of 10/31/99 (1)
-------------               -------------    -----------     -------------------
McDonnell Douglas DC-9-30      47027            1967               86,459
McDonnell Douglas DC-9-30      47107            1968               86,547
McDonnell Douglas DC-9-30      47108            1968               83,343
McDonnell Douglas DC-9-30      47135            1968               82,809
McDonnell Douglas DC-9-30      47137            1968               81,589
McDonnell Douglas DC-9-30      47174            1968               84,046
McDonnell Douglas DC-9-30      47249            1968               88,254
McDonnell Douglas DC-9-30      47251            1968               86,009
McDonnell Douglas DC-9-30      47324            1969               80,814
McDonnell Douglas DC-9-30      47343            1969               84,513
McDonnell Douglas DC-9-30      47345            1969               82,877
McDonnell Douglas DC-9-30      47357            1969               80,140
McDonnell Douglas DC-9-30      47411            1969               80,585
McDonnell Douglas DC-9-30      47412            1969               81,088

(1) Cycle information as of 12/31/99 was not available.


Item 3.       Legal Proceedings

Braniff, Inc. (Braniff) Bankruptcy - In September 1989, Braniff filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division. The Bankruptcy Court disposed of the Partnership's claim in this bankruptcy by permitting the Partnership to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the FAA noise regulations to operate one Stage 2 aircraft and by allowing the Partnership a net remaining unsecured claim of $769,231 in the proceedings.

Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $15,385 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $6,462 was allocated to the Partnership based on its pro rata share of the total claims. No further payments have been made in respect of the Partnership's unsecured claim in the bankruptcy proceeding.

Viscount Air Services, Inc. (Viscount) Bankruptcy - As previously reported in the Partnership's 1998 Form 10-K, all disputes between the Partnership and Viscount have been resolved, and there is no further pending litigation with Viscount. However, when Viscount rejected its lease of one of the Partnership's aircraft ("306 Aircraft"), as authorized by the Bankruptcy Court, the 306 Aircraft was located at a maintenance facility called BAE Aviation, Inc. dba Tucson Aerospace (BAE). BAE and its subcontractors STS Services, Inc. and Piping Design Services, Inc., dba PDS Technical Services asserted mechanics' liens over the 306 Aircraft.

On May 22, 1996, First Security Bank, National Association (FSB), as owner trustee, filed suit in the Superior Court of Arizona in Pima County to recover the 306 Aircraft. After FSB filed a bond in the penal amount of $1,371,000, the claimants in the action released the 306 Aircraft and filed a claim against the bond. FSB filed a motion for summary judgment on all claims raised by the claimants in the counterclaim. The Superior Court granted the motion and entered judgment on October 30, 1998 dismissing the counterclaim and exonerating the bond. The Court has stayed exoneration of the bond pending appeal by the claimant. FSB filed a motion seeking recovery of its attorneys' fees and costs incurred in defending the litigation, and the Court entered an order awarding $159,374.51 to FSB, GE Capital Aviation Services, Inc. and Federal Insurance Company, as surety, for partial reimbursement of their attorneys' fees and expenses. On February 4, 2000, the Court denied the claimants' motion for a new trial and denied FSB's supplemental application for award of attorneys' fees and expenses. The claimants have indicated that they will file an appeal.

Kepford, et al. v. Prudential Securities, et al. -On April 13, 1994, this action was filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. The trial date for this action was set and rescheduled by the trial court several times, and on September 2, 1999, the court granted a stay of this action pending the submission of the remaining plaintiffs' claims to arbitration.

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

b)       Number of Security Holders:

                                                       Number of Record Holders
               Title of Class                           as of December 31, 1999
         -------------------------                     ------------------------

         Limited Partnership Interest:                           14,093

         General Partnership Interest:                              1

c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning July 1986. Cash distributions to Limited Partners during 1999 and 1998 totaled $8,199,557 and $18,673,991, respectively. Cash distributions per Limited Partnership unit were $16.40 and $37.35 in 1999 and 1998, respectively.

Item 6.  Selected Financial Data

                                               For the years ended December 31,
                                               --------------------------------

                                 1999          1998          1997          1996           1995
                                 ----          ----          ----          ----           ----

Revenues                    $ 13,559,480  $ 13,901,118  $ 17,609,635  $ 16,304,608   $ 21,093,341

Net Income (Loss)              6,622,183     3,456,655     4,469,336   (14,708,486)     5,717,065

Net Income (Loss)
  Allocated to Limited
  Partners                     5,742,360     1,607,397     4,424,643   (16,311,216)     4,972,468

Net Income (Loss) per
  Limited Partnership Unit         11.49          3.22          8.85        (32.62)          9.94

Cash Distributions per
  Limited Partnership
  Unit                             16.40         37.35         28.70         35.00          13.75

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                16.40         37.35         28.70         35.00          13.75

Total Assets                  51,760,515    57,461,885    77,546,425    87,622,742    107,820,317

Partners' Capital             40,956,964    43,445,400    60,740,696    72,215,709    106,368,523

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 1999, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft and spare parts inventory (as discussed in Note 8) out of its original portfolio of 30 aircraft. The portfolio consists of 14 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA). The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft were disassembled for sale of their component parts. The Partnership sold its remaining inventory of aircraft parts from the six disassembled aircraft, to Soundair, Inc., in 1998. The Partnership sold one Boeing 727-200 aircraft in February 1995, one Boeing 737-200 Combi aircraft in March 1996, and one Boeing 737-200 aircraft in January 1997. During the second quarter of 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to TWA, two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia), and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental), to Triton Aviation Services II LLC.


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


Partnership Operations

The Partnership reported net income of $6,622,183, or $11.49 per Limited Partnership unit for the year ended December 31, 1999, compared to net income of $3,456,655, or $3.22 per Limited Partnership unit and net income of $4,469,336, or $8.85 per Limited Partnership unit, for the years ended December 31, 1998 and 1997, respectively. Variances in net income may not correspond to variances in net income per Limited Partnership unit due to the allocation of components of income and loss in accordance with the Partnership agreement.

Interest income decreased during 1998, as compared to 1997, primarily due to the December 1997 payoff of the Promissory note related to the aircraft sold to Triton Aviation Services II LLC in 1997. Interest income further decreased during 1999, as compared to 1998 primarily due to a decrease in the cash reserves.

The Partnership recorded other income of $802,443 in 1997, compared to $50,000 and $-0- during 1998 and 1999, respectively. Other income in 1997 was comprised of the receipt of amounts due under a TWA maintenance credit and rent deferral agreement.

The decrease in rental revenues, depreciation expense and management fees during 1999 and 1998, compared to 1997 was primarily attributable to the sale of aircraft to Triton during 1997. Depreciation expense was further decreased in 1999 and 1998, compared to 1997, as a result of several aircraft having been fully depreciated down to their original estimated residual values during 1998. This decrease was partially offset by additional depreciation, due to the Partnership's downward adjustment of the estimated residual value of the portfolio aircraft, beginning in the fourth quarter of 1999.

In November 1996 and February 1997 hushkits were installed on the 14 aircraft currently leased to TWA. The leases for these 14 aircraft were extended for a period of eight years. The rent payable by TWA under the leases has been increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The Partnership recorded $834,791, $1,290,441 and $1,659,897 in interest expense on the amount borrowed to finance the hushkits during 1999, 1998 and 1997, respectively.

Operating expense decreased in 1999, when compared to 1998 primarily due to legal expense related to the Ron Wallace Litigation Settlement in 1998 as more fully described below.

Administrative expenses decreased in 1999 compared to 1998 and 1997 primarily due to additional printing and postage costs incurred in 1998 as a result of the Triton litigation and settlement.

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying value of the aircraft (which has the effect of decreasing future depreciation expense), and the downward adjustments to the estimated residual values (which has the effect of increasing future depreciation expense).

The Partnership made a downward adjustment to the estimated residual value of its aircraft as of October 1, 1999. As a result of the 1999 adjustment to the estimated residual value, the Partnership recognized increased depreciation expense in 1999 of approximately $144,721 or $.29 per Limited Partnership unit.

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

The Partnership recorded other revenue during 1997 as compared to 1998 and 1999. This amount reflected in other revenue was the result of the receipt of $802,443 related to amounts due under the TWA maintenance credit and rent deferral agreement as discussed above.


Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from lessees during 1999, except for the December 1999 lease payment from TWA. On January 3, 2000, the Partnership received its $935,000 rental payment from TWA that was due on December 27, 1999. This amount was included in rent and other receivables on the balance sheet at December 31, 1999. While TWA has committed to an uninterrupted flow of lease payments, there can be no assurance that TWA will continue to honor its obligations in the future.

As discussed in Note 3 to the Financial Statements (Item 8), the Partnership agreed to share in the cost of meeting certain Airworthiness Directives (ADs) with TWA. In accordance with the cost-sharing agreement, TWA may offset up to an additional $1.7 million against rental payments, subject to annual limitations, over the remaining lease terms.

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

Payments of $69,700, $133,285, and $214,749 were received during 1999, 1998 and 1997, respectively, from the sale of inventoried parts from the six disassembled aircraft.

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

Cash Distributions - Cash distributions to Limited Partners were $8,199,557, $18,673,991, and $14,349,914 in 1999, 1998 and 1997, respectively. Cash distributions per Limited Partnership unit were $16.40, $37.35, and $28.70 per Limited Partnership unit in 1999, 1998 and 1997, respectively The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section; the receipt of rental payments from TWA; and payments generated from the aircraft disassembly process.


Impact of the Year 2000 Issue

To date, the Partnership has not incurred any expenditures related to the Year 2000 issue nor does it expect to incur any material costs in the future.


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

On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel sought reimbursement from the Partnership for its attorneys' fees and expenses. A settlement notice setting forth the terms of the settlement was mailed to the last known address of each unitholder of the Partnership on November 20, 1998. On December 24, 1998, the Court approved the terms of the settlement and approved plaintiffs' attorney's fees and expenses in the amount of $438,766, which is included in 1998 operating expenses.


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

Viscount's failure to perform its financial obligations to the Partnership had a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership had accrued legal costs of approximately $15,000, $116,000 and $107,000, which are reflected in operating expense in the Partnership's 1999, 1998 and 1997 and statement of operations, respectively. In 1998, the Partnership revised its estimate of legal costs and reduced the accrual for legal costs by $68,753.


Claims Related to Lessee Defaults

Braniff, Inc. (Braniff) Bankruptcy - In September 1989, Braniff filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division. The Bankruptcy Court disposed of the Partnership's claim in this bankruptcy by permitting the Partnership to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the FAA noise regulations to operate one Stage 2 aircraft and by allowing the Partnership a net remaining unsecured claim of $769,231 in the proceedings.

Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $15,385 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $6,462 was allocated to the Partnership based on its pro rata share of the total claims. No further payments have been made in respect of the Partnership's unsecured claim in the bankruptcy proceeding.

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

Currently legislation has been drafted and is under review by the EU to adopt anti-hushkitting regulations within member states. The legislation seeks to ban hushkitted aircraft from being added to member states registers after May 1, 2000 (deferred from an April 1, 1999 deadline) and will preclude all operation of hushkitted aircraft within the EU by April 1, 2002. The effect of this proposal has been to reduce the demand for hushkitted aircraft within the EU and its neighboring states, including the former Eastern Block states.

Demand for Aircraft - At year end 1999, there were approximately 13,550 jet aircraft in the world fleet. Approximately 1,800 aircraft were leased or sold during 1999, an increase of 9% over 1998. Air travel continued to be strong in 1999 with traffic growth around the 5% level. In 2000 traffic is projected to drop off slightly to an estimated growth rate of 4.5%. Surging fuel prices in 1999 hit the Gulf War levels as airlines added a $20 surcharge to their tickets. The increase in fuel prices cost the industry an approximate $350 million in the fourth quarter of 1999. Alliances continued to evolve in 1999 as airlines aligned themselves with code sharing, joint pricing, schedule integration and corporate agreements. The stage II fleet was projected to drop to 5% at year end 1999 and to 2% in 2002. During 1999 Airbus captured 55% of the orders placed as they outpaced Boeing by 10%. Manufacturers continue to produce at high levels compared to what demand will require in the future years. Asia has improved over 1998, however South America continues its economic turmoil. Timing of when the down cycle ends or how severe it will be is still in question, however it should be less severe than anticipated in 1998.

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

As discussed above, the Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by SFAS No. 121. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

The Partnership made a downward adjustment to the estimated residual value of its aircraft as of October 1, 1999. As a result of the 1999 adjustment to the estimated residual value, the Partnership recognized increased depreciation expense in 1999 of approximately $144,721 or $.29 per Limited Partnership unit.

Item 8.  Financial Statements and Supplementary Data











                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 AND 1998


            AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                TOGETHER WITH THE


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund II,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
    January 21, 2000

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                        1999            1998
                                                        ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 18,789,625   $ 19,228,093

RENT AND OTHER RECEIVABLES                               935,004        941,563

AIRCRAFT, net of accumulated depreciation of
  $83,330,258 in 1999 and $78,075,872 in 1998         32,033,051     37,287,437

OTHER ASSETS                                               2,835          4,792
                                                    ------------   ------------

       Total Assets                                 $ 51,760,515   $ 57,461,885
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    226,242   $    155,123

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                            518,032        456,414

DEFERRED INCOME                                        4,022,256      2,324,958

NOTES PAYABLE                                          6,037,021     11,079,990
                                                    ------------   ------------

       Total Liabilities                              10,803,551     14,016,485
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                     (3,287,469)    (3,256,230)
  Limited Partners, 499,973 units
     issued and outstanding                           44,244,433     46,701,630
                                                    ------------   ------------

       Total Partners' Capital (Deficit)              40,956,964     43,445,400
                                                    ------------   ------------

       Total Liabilities and Partners' Capital
         (Deficit)                                  $ 51,760,515   $ 57,461,885
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                            1999          1998          1997
                                            ----          ----          ----
REVENUES:
    Rent from operating leases         $ 12,582,702  $ 12,582,702  $ 14,792,071
    Interest                                907,078     1,113,284     1,939,699
    Claims related to lessee defaults          --          21,847          --
    Loss on sale of aircraft                   --            --         (26,079)
    Gain on sale of aircraft inventory       69,700       133,285       101,501
    Other                                      --          50,000       802,443
                                       ------------  ------------  ------------

         Total Revenues                  13,559,480    13,901,118    17,609,635
                                       ------------  ------------  ------------

EXPENSES:
    Depreciation                          5,254,386     7,729,294    10,435,053
    Management fees to General Partner      486,468       486,468       531,135
    Interest                                834,791     1,290,441     1,659,897
    Operating                                41,387       581,127       145,905
    Administration and other                320,265       357,133       368,309
                                       ------------  ------------  ------------

         Total Expenses                   6,937,297    10,444,463    13,140,299
                                       ------------  ------------  ------------

NET INCOME                             $  6,622,183  $  3,456,655  $  4,469,336
                                       ============  ============  ============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER                $    879,823  $  1,849,258  $     44,693
                                       ============  ============  ============

NET INCOME ALLOCATED
    TO THE LIMITED PARTNERS            $  5,742,360  $  1,607,397  $  4,424,643
                                       ============  ============  ============

NET INCOME PER LIMITED
    PARTNERSHIP UNIT                   $      11.49  $       3.22  $       8.85
                                       ============  ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----

Balance, December 31, 1996           $ (1,480,858)  $ 73,696,567   $ 72,215,709

    Net income                             44,693      4,424,643      4,469,336

    Cash distributions to partners     (1,594,435)   (14,349,914)   (15,944,349)
                                     ------------   ------------   ------------

Balance, December 31, 1997             (3,030,600)    63,771,296     60,740,696

    Net income                          1,849,258      1,607,397      3,456,655

    Capital redemptions                      --           (3,072)        (3,072)

    Cash distributions to partners     (2,074,888)   (18,673,991)   (20,748,879)
                                     ------------   ------------   ------------

Balance, December 31, 1998             (3,256,230)    46,701,630     43,445,400

    Net income                            879,823      5,742,360      6,622,183

    Cash distributions to partners       (911,062)    (8,199,557)    (9,110,619)
                                     ------------   ------------   ------------

Balance, December 31, 1999           $ (3,287,469)  $ 44,244,433   $ 40,956,964
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                                   POLARIS AIRCRAFT INCOME FUND II,
                                   A California Limited Partnership

                                       STATEMENTS OF CASH FLOWS

                         FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               1999           1998           1997
                                                               ----           ----           ----

OPERATING ACTIVITIES:
  Net income                                              $  6,622,183   $  3,456,655   $  4,469,336
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                            5,254,386      7,729,294     10,435,053
     Loss on sale of aircraft                                     --             --           26,079
     Gain on sale of aircraft inventory                        (69,700)      (133,285)      (101,501)
     Changes in operating assets and liabilities:
       Decrease (increase) in rent and other receivables         6,559         (5,934)      (929,403)
       Decrease in other assets                                  1,957          1,779        110,444
       Increase in payable to affiliates                        71,119         12,362         76,130
       Increase in accounts payable and
          accrued liabilities                                   61,618        138,615         42,619
       Decrease in security deposits                              --          (50,000)       (66,000)
       Decrease in maintenance reserves                           --             --           (6,453)
       Increase in deferred income                           1,697,298      1,697,298         29,745
                                                          ------------   ------------   ------------

          Net cash provided by operating activities         13,645,420     12,846,784     14,086,049
                                                          ------------   ------------   ------------

INVESTING ACTIVITIES:
  Proceeds from sale of aircraft                                  --             --        2,519,495
  Increase in aircraft capitalized costs                          --             --       (4,784,633)
  Principal payments on notes receivable                          --             --       12,798,106
  Payments to Purchaser related to sale of aircraft               --             --       (1,001,067)
  Net proceeds from sale of aircraft inventory                  69,700        133,285        214,749
                                                          ------------   ------------   ------------

             Net cash provided by investing activities          69,700        133,285      9,746,650
                                                          ------------   ------------   ------------

FINANCING ACTIVITIES:
  Increase in note payable                                        --             --        3,884,633
  Principal payments on notes payable                       (5,042,969)    (4,587,519)    (2,410,302)
  Capital redemptions                                             --           (3,072)          --
  Cash distributions to partners                            (9,110,619)   (20,748,879)   (15,944,349)
                                                          ------------   ------------   ------------

          Net cash used in financing activities            (14,153,588)   (25,339,470)   (14,470,018)
                                                          ------------   ------------   ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                                 (438,468)   (12,359,401)     9,362,681

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                         19,228,093     31,587,494     22,224,813
                                                          ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                             $ 18,789,625   $ 19,228,093   $ 31,587,494
                                                          ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

Net Income Per Limited Partnership Unit - Net income per Limited Partnership unit is based on the Limited Partners' share of net income, allocated in accordance with the Partnership Agreement, and the number of units outstanding of 499,973 for the years ended December 1999 and 1998, and 499,997 for the year ended December 31, 1997.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.


2.    Organization and the Partnership

The Partnership was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2010. Upon organization, both the General Partner and the initial Limited Partner contributed $500. The Partnership recognized no profits or losses during the periods ended December 31, 1985 and 1984. The offering of Limited Partnership units terminated on December 31, 1986, at which time the Partnership had sold 499,997 units of $500, representing $249,998,500. All partners were admitted to the Partnership on or before December 1, 1986. During January 1998, 24 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership agreement. At December 31, 1999, there were 499,973 units outstanding, net of redemptions.

Polaris Investment Management Corporation (PIMC), the sole General Partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to related parties are described in Notes 11 and 12.


3.    Aircraft

At December 31, 1999, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft and spare parts inventory (as discussed in Note 8) out of its original portfolio of 30 aircraft, which were acquired, leased or sold as discussed below. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration and require compliance during the lease term, in certain of the leases the Partnership has agreed to share in the cost of compliance with ADs. TWA may offset up to an additional $1.7 million against rental payments, subject to annual limitations, over the remaining lease terms. In addition to basic rent, one lessee was required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. In the event of a lessee default, these return conditions are not likely to be met. Certain leases also provide that, if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability to these lessees, if any, cannot currently be estimated and therefore is not reflected in the financial statements.

The following table describes the Partnership's aircraft portfolio at December 31, 1999 in greater detail:

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

14 McDonnell Douglas DC-9-30 - Initially there were 17 McDonnell Douglas DC-9-30 and one McDonnell Douglas DC-9-40 which were acquired for $122,222,040 during 1986 and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended in 1991 prior to TWA's bankruptcy filing. Two of the aircraft had a lease expiration date of February 1998 and two other aircraft had a lease expiration date of November 1998. These four aircraft were sold to Triton Aviation Services II LLC in June 1997, as discussed in Note 4. The leases for 11 of the aircraft that previously had lease expiration dates in 1998 were extended until November 2004. The leases for three of the aircraft that previously had lease expiration dates in 1998 were extended in February 1997 for eight years until February 2005.

The following is a schedule by year of future minimum rental revenue under the existing leases:

              Year                                        Amount
              ----                                     -----------
              2000                                     $14,280,000
              2001                                      14,280,000
              2002                                      10,655,000
              2003                                      10,080,000
              2004 and thereafter                        8,940,000
                                                       -----------

              Total                                    $58,235,000
                                                       ===========

Future minimum rental payments may be offset or reduced by future costs as described above.

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

The Partnership made a downward adjustment to the estimated residual value of its aircraft as of October 1, 1999. As a result of the 1999 adjustment to the estimated residual value, the Partnership recognized increased depreciation expense in 1999 of approximately $144,721 or $.29 per Limited Partnership unit.

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

On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel sought reimbursement from the Partnership for its attorneys' fees and expenses. A settlement notice setting forth the terms of the settlement was mailed to the last known address of each unitholder of the Partnership on November 20, 1998. On December 24, 1998, the Court approved the terms of the settlement and approved plaintiffs' attorney's fees and expenses in the amount of $438,766, which is included in 1998 operating expenses.


6.       Disassembly of Aircraft

In an attempt to maximize the economic return from the remaining six aircraft formerly leased to Pan Am, the Partnership entered into an agreement with
Soundair, Inc. (Soundair) in October 1992, for the disassembly and sale of certain of the Partnership's aircraft. The Partnership has incurred the cost of disassembly and received the proceeds from the sale of such parts, net of necessary overhaul expenses, and commissions paid to Soundair. The Partnership received net proceeds from the sale of aircraft inventory of $69,700, $133,285 and $214,749 during 1999, 1998 and 1997, respectively. The net book value of the Partnership's aircraft inventory was reduced to zero during 1997. Payments received by the Partnership of $101,501 in excess of the aircraft inventory net book value were recorded as gain on sale of aircraft inventory during 1997.


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

The aggregate cost of the hushkit reconditioning completed in February 1997 for the 3 remaining aircraft was $4,784,633, or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1997. The Partnership paid $900,000 of the aggregate hushkit cost and the balance of $3,884,633 was financed by UT Finance Corporation (UT Finance), a wholly owned subsidiary of United Technologies Corporation, of which a division is Pratt and Whitney Group, the hushkit manufacturer, over 50 months at an interest rate of approximately 10% per annum. Cash paid for interest expense on the loans was $837,033, $1,292,480 and $1,551,093 in 1999, 1998 and 1997, respectively.

The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed. The loans from the hushkit manufacturer are non-recourse to the Partnership and secured by a security interest in the lease receivables. The following, is a schedule of note principal payments due under the loans:

              Year                                        Amount
              ----                                        ------
              2000                                      $5,768,990
              2001                                         268,031
                                                        ----------

              Total                                     $6,037,021
                                                        ==========


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

Viscount's failure to perform its financial obligations to the Partnership had a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership had accrued legal costs of approximately $15,000, $116,000 and $107,000, which are reflected in operating expense in the Partnership's 1999, 1998 and 1997 statement of operations, respectively. In 1998, the Partnership revised its estimate of legal costs and reduced the accrual for legal costs by $68,753.


9.       Claims Related to Lessee Defaults

Braniff, Inc. (Braniff) Bankruptcy - In September 1989, Braniff filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Orlando Division. The Bankruptcy Court disposed of the Partnership's claim in this bankruptcy by permitting the Partnership to exchange a portion of its unsecured claim for Braniff's right (commonly referred to as a "Stage 2 Base Level right") under the FAA noise regulations to operate one Stage 2 aircraft and by allowing the Partnership a net remaining unsecured claim of $769,231 in the proceedings.

Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $15,385 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $6,462 was allocated to the Partnership based on its pro rata share of the total claims. No further payments have been made in respect of the Partnership's unsecured claim in the bankruptcy proceeding.


10.      Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 1999, 1998 and 1997, the Partnership paid management fees to PIMC of $420,000, $420,000, and $440,295, respectively. Management fees payable to PIMC at December 31, 1999 and 1998 were $209,266 and $142,798 respectively.

b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1999, 1998 and 1997, $285,463, $377,665, and $375,486, respectively, were reimbursed by the Partnership to PIMC for administrative expenses. Administrative reimbursements of $16,976 and $10,874 were payable at December 31, 1999 and 1998, respectively. Reimbursements for maintenance and remarketing costs of $5,803, $483,221, and $82,633 were paid by the Partnership in 1999, 1998 and 1997, respectively. Maintenance and remarketing reimbursements of $-0- and $1,451 were payable at December 31, 1999 and 1998, respectively.

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

e. In the event that, immediately prior to the dissolution and termination of the Partnership, the General Partner shall have a deficit balance in its tax basis capital account, then the General Partner shall contribute in cash to the capital of the Partnership an amount which is equal to such deficit (see Note 11).


11.      Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the Limited Partners (see Note 10). Such allocations are made using income or loss calculated under GAAP for book purposes, which, as more fully described in Note 13, varies from income or loss calculated for tax purposes.

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

Had all the assets of the Partnership been liquidated at December 31, 1999 at the current carrying value, the tax basis capital (deficit) accounts of the General Partner and the Limited Partners is estimated to be $3,203,305 and $41,985,180, respectively.


12.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1999 and 1998 are as follows:

                        Reported Amounts        Tax Basis         Net Difference
                        ----------------        ---------         --------------

1999:    Assets           $51,760,515          $59,381,146         $(7,620,631)
         Liabilities       10,803,551            6,572,029           4,231,522

1998:    Assets           $57,461,885          $63,662,817         $(6,200,932)
         Liabilities       14,016,485           11,841,104           2,175,381


13.      Reconciliation of Net Book Income to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes:

                                                For the years ended December 31,
                                                --------------------------------

                                                    1999      1998      1997
                                                    ----      ----      ----

Book net income per Limited Partnership unit      $ 11.49   $  3.22   $  8.85
Adjustments for tax purposes represent
   differences between book and tax revenue
   and expenses:
     Rental revenue                                  3.36      3.36     (1.18)
     Management fee expense                          0.71     (0.19)     0.06
     Depreciation                                    2.81     (2.16)   (11.31)
     Gain or loss on sale of aircraft or
       inventory                                    (0.01)     -        (0.02)
     Basis in inventory                               -        -        (0.07)
     Other revenue and expense items                  -       (0.04)    (0.01)
                                                  -------   -------   -------

Taxable net income (loss) per Limited
  Partnership unit                                $ 18.36   $  4.19   $ (3.68)
                                                  =======   =======   =======

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


14.      Subsequent Events

The Partnership made a cash distribution, to Limited Partners, of $1,974,893.35 or $3.95 per Limited Partnership unit, and $219,432.59 to the General Partner on January 14, 2000.

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

The officers and directors of PIMC are:

             Name                       PIMC  Title
         -------------              --------------------

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

Mr. Dull, 39, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Risk and Portfolio Management of GECAS, having previously held the positions of Executive Vice President - Portfolio Management and Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 47, assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Previously, he held the position of Vice President of PIMC from October 1995 to October 1997. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial and Operating Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Ms. Macholl, 46, assumed the position of Director of PIMC effective February 27, 1999. Ms. Macholl presently holds the position of Senior Vice President, Marketing Finance for GECAS. Prior to joining GECAS, Ms. Macholl has been with the General Electric Company (GE) and its subsidiaries since 1977. Ms. Macholl previously held the position of Vice President Finance for CBSI Inc., a wholly owned subsidiary of the General Electric Company. Ms. Macholl has also held various financial management positions for the GE Lighting business.

Mr. Liu, 42, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 51, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 58, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Associate General Counsel of GECAS.


Certain Legal Proceedings:

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


Item 11. Executive Compensation

PAIF-II has no directors or officers. PAIF-II is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $420,000 were paid to PIMC in 1999 in addition to a 10% interest in all cash distributions as described in Note 10 to the financial statements (Item 8).


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


Item 13. Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                        Page No.
                                                                        --------

                  Report of Independent Public Accountants                 18
                  Balance Sheets                                           19
                  Statements of Operations                                 20
                  Statements of Changes in Partners' Capital (Deficit)     21
                  Statements of Cash Flows                                 22
                  Notes to Financial Statements                            23

2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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




           March 24, 2000                   By:  /S/ Eric M. Dull
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

    /S/Eric M. Dull       President and Director of Polaris       March 24, 2000
    ---------------       Investment Management Corporation,      --------------
    (Eric M. Dull)        General Partner of the Registrant

    /S/Marc A. Meiches    Chief Financial Officer of Polaris      March 24, 2000
    ------------------    Investment Management Corporation,      --------------
    (Marc A. Meiches)     General Partner of the Registrant

    /S/Barbara Macholl    Director of Polaris Investment          March 24, 2000
    -------------------   Management Corporation, General         --------------
    (Barbara Macholl)     Partner of the Registrant

    /S/Norman C. T. Liu   Vice President and Director of          March 24, 2000
    -------------------   Polaris Investment Management           --------------
    (Norman C. T. Liu)    Corporation, General Partner
                          of the Registrant