Form 10-Q
period 2000-03-31
POLARIS AIRCRAFT INCOME FUND II
filed 2000-05-12
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 ---------------

                                    FORM 10-Q

                                 ---------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

            FORM 10-Q - For the Quarterly Period Ended March 31, 2000




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - March 31, 2000 and
                  December 31, 1999...........................................3

              b)  Statements of Operations - Three Months Ended
                  March 31, 2000 and 1999.....................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1999
                  and Three Months Ended March 31, 2000.......................5

              d)  Statements of Cash Flows - Three Months
                  Ended March 31, 2000 and 1999...............................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........9



Part II.      Other Information

         Item 1.      Legal Proceedings......................................11

         Item 6.      Exhibits and Reports on Form 8-K.......................11

         Signature    .......................................................12

                          Part 1. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                     March 31,     December 31,
                                                       2000            1999
                                                       ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 18,749,861   $ 18,789,625

RENT AND OTHER RECEIVABLES                               935,004        935,004

AIRCRAFT, net of accumulated depreciation of
   $84,595,272 in 2000 and $83,330,258 in 1999        30,768,037     32,033,051

OTHER ASSETS                                               2,316          2,835
                                                    ------------   ------------

        Total Assets                                $ 50,455,218   $ 51,760,515
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    240,456   $    226,242

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           488,239        518,032

DEFERRED INCOME                                        4,446,580      4,022,256

NOTES PAYABLE                                          4,699,912      6,037,021
                                                    ------------   ------------

        Total Liabilities                              9,875,187     10,803,551
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (3,291,258)    (3,287,469)
   Limited Partners, 499,973 units
      issued and outstanding                          43,871,289     44,244,433
                                                    ------------   ------------

        Total Partners' Capital (Deficit)             40,580,031     40,956,964
                                                    ------------   ------------

        Total Liabilities and Partners' Capital
          (Deficit)                                 $ 50,455,218   $ 51,760,515
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                         2000          1999
                                                         ----          ----
REVENUES:
   Rent from operating leases                         $3,145,676    $3,145,676
   Interest                                              259,869       216,343
   Gain on sale of aircraft inventory                       --          65,619
                                                      ----------    ----------

           Total Revenues                              3,405,545     3,427,638
                                                      ----------    ----------

EXPENSES:
   Depreciation                                        1,265,014     1,329,790
   Management fees to general partner                    121,617       121,617
   Operating                                               6,860        12,189
   Interest                                              132,297       253,109
   Administration and other                               62,364        61,649
                                                      ----------    ----------

           Total Expenses                              1,588,152     1,778,354
                                                      ----------    ----------

NET INCOME                                            $1,817,393    $1,649,284
                                                      ==========    ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                                $  215,644    $  273,953
                                                      ==========    ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                                $1,601,749    $1,375,331
                                                      ==========    ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                   $     3.20    $     2.75
                                                      ==========    ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 1999 and
                                         Three Months Ended March 31, 2000
                                         ---------------------------------

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----


Balance, December 31, 1998           $ (3,256,230)  $ 46,701,630   $ 43,445,400

   Net income                             879,823      5,742,360      6,622,183

   Cash distributions to partners        (911,062)    (8,199,557)    (9,110,619)
                                     ------------   ------------   ------------

Balance, December 31, 1999             (3,287,469)    44,244,433     40,956,964

   Net income                             215,644      1,601,749      1,817,393

   Cash distributions to partners        (219,433)    (1,974,893)    (2,194,326)
                                     ------------   ------------   ------------

Balance, March 31, 2000              $ (3,291,258)  $ 43,871,289   $ 40,580,031
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                         2000           1999
                                                         ----           ----
OPERATING ACTIVITIES:
    Net income                                      $  1,817,393   $  1,649,284
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                     1,265,014      1,329,790
      Gain on sale of aircraft inventory                    --          (65,619)
      Changes in operating assets and liabilities:
         Decrease in rent and other receivables             --            6,462
         Decrease in other assets                            519            472
         Increase in payable to affiliates                14,214         37,549
         Decrease in accounts payable
           and accrued liabilities                       (29,793)       (32,370)
         Increase in deferred income                     424,324        424,324
                                                    ------------   ------------
           Net cash provided by operating
             activities                                3,491,671      3,349,892
                                                    ------------   ------------
FINANCING ACTIVITIES:
    Principal payments on notes payable               (1,337,109)    (1,216,531)
    Cash distributions to partners                    (2,194,326)    (2,860,956)
                                                    ------------   ------------

           Net cash used in financing activities      (3,531,435)    (4,077,307)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
    EQUIVALENTS                                          (39,764)      (727,415)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                               18,789,625     19,228,093
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                   $ 18,749,861   $ 18,500,678
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund II's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1999, 1998, and 1997 included in the Partnership's 1999 Annual Report to the SEC on Form 10-K.


2.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                             Payments for
                                          Three Months Ended        Payable at
                                            March 31, 2000        March 31, 2000
                                            --------------        --------------

Aircraft Management Fees                        $105,000             $225,883

Out-of-Pocket Administrative Expense
    Reimbursement                                100,310               14,573
                                                --------             --------

                                                $205,310             $240,456
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 2000, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft and spare parts inventory out of its original portfolio of 30 aircraft. The portfolio consists of 14 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA).


Partnership Operations

The Partnership recorded net income of $1,817,393, or $3.20 per limited partnership unit, for the three months ended March 31, 2000, compared to net income of $1,649,284, or $2.75 per limited partnership unit, for the three months ended March 31, 1999.

The increase in net income is primarily due to increased interest revenue and decreases in depreciation, interest, operating expense, partially offset by a decrease in the sale of aircraft inventory, as discussed below.

The increase in the deferred income balance at March 31, 2000 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 14 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the three months ended March 31, 2000 exceeded the rental income earned, causing an increase in the deferred income balance.

The decrease in depreciation expense is the result of several aircraft having been fully depreciated down to their original estimated residual values during 1999 offset by additional ongoing depreciation. The residual values at lease end on all aircraft were reviewed and adjusted downward in the fourth quarter of 1999 resulting in additional ongoing depreciation on aircraft previously fully depreciated.

Interest expense decreased during the three months ended March 31, 2000, as compared to the same period in 1999, due to the continuing payments being made on the TWA hushkit notes payable.

Interest income increased during the three months ended March 31, 2000, as compared to the same period in 1999, primarily due to higher average cash reserves and a higher rate of return on those cash reserves.

Gains on the sale of aircraft inventory decreased during the three months ended March 31, 2000 as compared to the same period in 1999, as a result of the sale of aircraft inventory to Soundair, Inc. during 1999.

Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA, during 2000, except for the March 2000 lease payment. On April 3, 2000, the Partnership received its $935,000 rental payment from TWA that was due on March 27, 2000. This amount was included in rent and other receivables on the balance sheet at March 31, 2000.

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

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 2000 and 1999 were $1,974,893, or $3.95 per limited partnership unit, and $2,574,860, or $5.15 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section; and the receipt of rental payments from TWA.

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1999 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are several pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services, Inc. (Viscount) Bankruptcy - In connection with the lawsuit by First Security Bank, National Association, as owner trustee (FSB), against BAE Aviation, Inc. and Piping Design Services, Inc. (the "Claimants"), on March 20, 2000, the Superior Court entered an order denying the Claimants' motion for a new trial and denied FSB's supplemental application for award of attorneys' fees and expenses. The Claimants filed an appeal on April 18, 2000.

Other Proceedings - Item 10 in Part III of the Partnership's 1999 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                POLARIS AIRCRAFT INCOME FUND II,
                                A California Limited Partnership
                                (Registrant)
                                By:    Polaris Investment
                                       Management Corporation,
                                       General Partner




       May 11, 2000                    By:     /S/Marc A. Meiches
     ----------------                          --------------------------------
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