Form 10-Q
period 2000-06-30
POLARIS AIRCRAFT INCOME FUND II
filed 2000-08-11
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 ---------------

                                    FORM 10-Q

                                 ---------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

            FORM 10-Q - For the Quarterly Period Ended June 30, 2000




                                      INDEX



Part I.   Financial Information                                             Page

          Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 2000 and
                  December 31, 1999...........................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 2000 and 1999................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1999
                  and Six Months Ended June 30, 2000..........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 2000 and 1999................................6

              e)  Notes to Financial Statements...............................7

          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........8



Part II.  Other Information

          Item 1.      Legal Proceedings.....................................10

          Item 6.      Exhibits and Reports on Form 8-K......................10

          Signature    ......................................................11

                          Part 1. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                       June 30,    December 31,
                                                         2000          1999
                                                         ----          ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 18,861,820   $ 18,789,625

RENT AND OTHER RECEIVABLES                               943,734        935,004

AIRCRAFT, net of accumulated depreciation of
   $85,860,286 in 2000 and $83,330,258 in 1999        29,503,023     32,033,051

OTHER ASSETS                                               1,785          2,835
                                                    ------------   ------------

        Total Assets                                $ 49,310,362   $ 51,760,515
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    243,444   $    226,242

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           528,694        518,032

DEFERRED INCOME                                        4,870,905      4,022,256

NOTES PAYABLE                                          3,330,784      6,037,021
                                                    ------------   ------------

        Total Liabilities                              8,973,827     10,803,551
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (3,293,712)    (3,287,469)
   Limited Partners, 499,973 units
      issued and outstanding                          43,630,247     44,244,433
                                                    ------------   ------------

        Total Partners' Capital (Deficits)            40,336,535     40,956,964
                                                    ------------   ------------

        Total Liabilities and Partners' Capital
          (Deficit)                                 $ 49,310,362   $ 51,760,515
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                       --------                 --------

                                    2000        1999        2000        1999
                                    ----        ----        ----        ----
REVENUES:
   Rent from operating leases    $3,145,675  $3,145,675  $6,291,351  $6,291,351
   Interest                         282,863     211,883     542,732     428,226
   Gain on sale of aircraft
     inventory                         --          --          --        65,619
                                 ----------  ----------  ----------  ----------

           Total Revenues         3,428,538   3,357,558   6,834,083   6,785,196
                                 ----------  ----------  ----------  ----------

EXPENSES:
   Depreciation                   1,265,014   1,329,790   2,530,028   2,659,580
   Management fees to general
     partner                        121,617     121,617     243,234     243,234
   Operating                          8,645      10,019      15,505      22,208
   Interest                         100,263     223,970     232,560     477,079
   Administration and other          93,274      79,608     155,638     141,257
                                 ----------  ----------  ----------  ----------

           Total Expenses         1,588,813   1,765,004   3,176,965   3,543,358
                                 ----------  ----------  ----------  ----------

NET INCOME                       $1,839,725  $1,592,554  $3,657,118  $3,241,838
                                 ==========  ==========  ==========  ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER           $  205,868  $  197,492  $  421,512  $  471,445
                                 ==========  ==========  ==========  ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS           $1,633,857  $1,395,062  $3,235,606  $2,770,393
                                 ==========  ==========  ==========  ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT              $     3.27  $     2.79  $     6.47  $     5.54
                                 ==========  ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                          Year Ended December 31, 1999 and
                                           Six Months Ended June 30, 2000
                                           ------------------------------

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----

Balance, December 31, 1998           $ (3,256,230)  $ 46,701,630   $ 43,445,400

   Net income                             879,823      5,742,360      6,622,183

   Cash distributions to partners        (911,062)    (8,199,557)    (9,110,619)
                                     ------------   ------------   ------------

Balance, December 31, 1999             (3,287,469)    44,244,433     40,956,964

   Net income                             421,512      3,235,606      3,657,118

   Cash distributions to partners        (427,755)    (3,849,792)    (4,277,547)
                                     ------------   ------------   ------------

Balance, June 30, 2000               $ (3,293,712)  $ 43,630,247   $ 40,336,535
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------

                                                        2000            1999
                                                        ----            ----
OPERATING ACTIVITIES:
    Net income                                      $  3,657,118   $  3,241,838
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                     2,530,028      2,659,580
      Gain on sale of aircraft inventory                    --          (65,619)
      Changes in operating assets and liabilities:
         Decrease (increase) in rent and other
           receivables                                    (8,730)         6,392
         Decrease in other assets                          1,050            956
         Increase in payable to affiliates                17,202         36,074
         Increase (decrease) in accounts payable
           and accrued liabilities                        10,662         (8,545)
         Increase in deferred income                     848,649        848,649
                                                    ------------   ------------

           Net cash provided by operating
             activities                                7,055,979      6,719,325
                                                    ------------   ------------

FINANCING ACTIVITIES:
    Principal payments on notes payable               (2,706,237)    (2,461,828)
    Cash distributions to partners                    (4,277,547)    (4,944,177)
                                                    ------------   ------------

           Net cash used in financing activities      (6,983,784)    (7,406,005)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
    EQUIVALENTS                                           72,195       (686,680)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                               18,789,625     19,228,093
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                   $ 18,861,820   $ 18,541,413
                                                    ============   ============


SUPPLEMENTAL INFORMATION:
    Interest paid                                   $    233,763   $    478,173
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


2.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                               Payments for
                                            Three Months Ended      Payable at
                                               June 30, 2000       June 30, 2000
                                               -------------       -------------

Aircraft Management Fees                         $105,000            $242,500

Out-of-Pocket Administrative
    Expense Reimbursement                         236,310                 944
                                                 --------            --------

                                                 $341,310            $243,444
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2000, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft and spare parts out of its original portfolio of 30 aircraft. The portfolio consists of 14 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA).


Partnership Operations

The Partnership recorded net income of $1,839,725, or $3.27 per limited partnership unit, for the three months ended June 30, 2000, compared to net income of $1,592,554, or $2.79 per limited partnership unit, for the three months ended June 30, 1999. The Partnership recorded net income of $3,657,118, or $6.47 per limited partnership unit, for the six months ended June 30, 2000, compared to net income of $3,241,838, or $5.54 per limited partnership unit, for the six months ended June 30, 1999.

The increase in net income is primarily due to increased interest revenue and decreases in depreciation, interest expense, operating expense, partially offset by increases in administration expenses and a decrease in the sale of aircraft inventory, as discussed below.

The increase in the deferred income balance at June 30, 2000 is attributable to differences between the payments due and the rental income earned on the TWA leases for the 14 aircraft currently on lease to TWA. For income recognition purposes, the Partnership recognizes rental income over the life of the lease in equal monthly amounts. As a result, the difference between rental income earned and the rental payments due is recognized as deferred income. The rental payments due from TWA during the six months ended June 30, 2000 exceeded the rental income earned, causing an increase in the deferred income balance.

Interest income increased during the three and six months ended June 30, 2000, as compared to the same periods in 1999, primarily due to higher average cash reserves and a higher rate of return on those cash reserves.

Gains on the sale of aircraft inventory decreased during the three and six months ended June 30, 2000 as compared to the same periods in 1999, as a result of the sale of aircraft inventory to Soundair, Inc. during 1999.

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

Operating expenses decreased during the three and six months ended June 30, 2000, as compared to the same periods in 1999, due to a decrease in legal expenses related to the Viscount default and Chapter 11 bankruptcy filing.

Interest expense decreased during the three and six months ended June 30, 2000, as compared to the same period in 1999, due to the continued payments made on the notes payable for the TWA hushkits.

Administration expenses increased during the three and six months ended June 30, 2000, as compared to the same periods in 1999, primarily due to consulting fees incurred for the research and reissue of a large number of investor distribution checks during 2000. The increase in printing and postage costs also contributed to the higher administration expenses during 2000.

Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA, during the six months ended June 30, 2000, except for the June 2000 lease payment. On July 5, 2000, the Partnership received its $935,000 rental payment from TWA that was due on June 27, 2000. This amount was included in rent and other receivables on the balance sheet at June 30, 2000.

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

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 2000 and 1999 were $1,874,899, or $3.75 per limited partnership unit, respectively. Cash distributions to limited partners during the six months ended June 30, 2000 and 1999 were $3,849,792, or $7.70 per limited partnership unit and $4,449,759, or $8.90 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section and the receipt of rental payments from TWA.

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 1999 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 2000, there are several pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 of Part III of the Partnership's  1999 Form 10-K and
Item 1 of Part II of the Partnership's Form 10-Q for the period ended March 31, 2000 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                POLARIS AIRCRAFT INCOME FUND II,
                                A California Limited Partnership
                                (Registrant)
                                By:    Polaris Investment
                                       Management Corporation,
                                       General Partner




     August 10, 2000                    By:     /S/Stephen E. Yost
     ----------------                          --------------------------------
                                               Stephen E. Yost
                                               Chief Financial Officer
                                               (principal financial officer and
                                               principal accounting officer of
                                               Polaris Investment Management
                                               Corporation, General Partner of
                                               the Registrant)