Form 10-K405
period 2000-12-31
POLARIS AIRCRAFT INCOME FUND II
filed 2001-04-02
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                              --------------------

             _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 2000.

                    Documents incorporated by reference: None

                       This document consists of 46 pages.

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

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to Trans World Airlines, Inc. (TWA) as of December 31, 2000 (the "Current Leases"). See additional discussion of TWA in "Item 7. Management `s Discussion and Analysis of Financial Condition and Results of Operations".

                                                  Scheduled
                                      Number of     Lease
Lessee        Aircraft Type           Aircraft    Expiration     Renewal Options
------        -------------           --------    ----------     ---------------
TWA      McDonnell Douglas DC-9-30        11      11/04 (1)          none
TWA      McDonnell Douglas DC-9-30         3       2/05 (1)          none

(1) On January 10, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware for reorganization relief under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code"). One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement (the "Purchase Agreement") with American Airlines, Inc. ("American") that provided for the sale to American of substantially all of TWA's assets. On February 28, 2001, American presented Polaris Investment Management Corporation ("General Partner") with a draft letter of intent reflecting a proposal to take assignment of eleven of the fourteen Current Leases on modified terms and conditions as part of the TWA leased assets that American wishes to acquire. The General Partner has evaluated American's proposal and has determined that accepting such a proposal would be in the best interests of the Partnership. The TWA Bankruptcy Filing and the proposal by American to take assignment of eleven of the fourteen current leases (on modified terms) is discussed in Note 14. The lease term, rental and maintenance terms of the Current Leases would be changed materially under American's proposal from the terms describe in the following paragraph.

         The Current Leases to TWA were modified in 1991. The leases for these aircraft were extended for an aggregate of 75 months beyond the initial lease expiration date in November 1991 at approximately 46% of the original lease rates. The Partnership also agreed to share in the costs of certain Airworthiness Directives (ADs). If such costs are incurred by TWA, they will be credited against rental payments, subject to annual limitations with a maximum of $500,000 per aircraft over the lease terms.

A discussion of the current market condition for the type of aircraft owned by the Partnership follows. For further information, see Demand for Aircraft in the Industry Update section of Item 7.

McDonnell Douglas DC-9-30 - The McDonnell Douglas DC-9-30 is a short- to medium-range twin-engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with Stage 3 requirements at a cost of approximately $1.6 million per aircraft. As noted above, hushkits have been installed on the 14 remaining Partnership aircraft. Certain ADs applicable to the McDonnell Douglas DC-9 have been issued to prevent fatigue cracks and control corrosion as discussed in the Industry Update section of Item 7.

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


Item 2.  Properties

At December 31, 2000, the Partnership owned 14 McDonnell Douglas DC-9-30 aircraft leased to TWA and spare parts inventory (as discussed in Note 8) out of its original portfolio of 30 aircraft. All leases are operating leases. Polaris Aircraft Income Fund II (the Partnership) transferred six Boeing 727-200 aircraft, previously leased to Pan Am, to aircraft inventory in 1992. These aircraft, which are not included in the following table, were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998. The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit in February 1995. The Partnership sold the airframe and one engine from the Boeing 737-200 Combi aircraft in March 1996. The Partnership sold the remaining engine along with a Boeing 737-200 in January 1997. The Partnership sold three Boeing 727-200, one McDonnell Douglas DC-9-40 and three McDonnell Douglas DC-9-30 aircraft to Triton Aviation Services II LLC in May 1997 and June 1997.
The following table describes the Partnership's aircraft portfolio at December 31, 2000 in greater detail:

                                                  Year of            Cycles
Aircraft Type                  Serial Number     Manufacture     As of 12/31/00
-------------                  -------------     -----------     ---------------
McDonnell Douglas DC-9-30         47027             1967             88,798
McDonnell Douglas DC-9-30         47107             1968             87,360
McDonnell Douglas DC-9-30         47108             1968             85,623
McDonnell Douglas DC-9-30         47135             1968             84,343
McDonnell Douglas DC-9-30         47137             1968             84,010
McDonnell Douglas DC-9-30         47174             1968             86,333
McDonnell Douglas DC-9-30         47249             1968             89,909
McDonnell Douglas DC-9-30         47251             1968             88,373
McDonnell Douglas DC-9-30         47324             1969             82,605
McDonnell Douglas DC-9-30         47343             1969             86,838
McDonnell Douglas DC-9-30         47345             1969             85,184
McDonnell Douglas DC-9-30         47357             1969             81,661
McDonnell Douglas DC-9-30         47411             1969             82,713
McDonnell Douglas DC-9-30         47412             1969             82,137

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

In May 1998, Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $15,385 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $6,462 was allocated to the Partnership based on its pro rata share of the total claims. On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $8,530 was allocated to the Partnership based on its pro rata share of the total claims.

Viscount Air Services, Inc. (Viscount) Bankruptcy - As previously reported in the Partnership's 1999 Form 10-K, all disputes between the Partnership and Viscount have been resolved, and there is no further pending litigation with Viscount. However, when Viscount rejected its lease of one of the Partnership's aircraft ("306 Aircraft"), as authorized by the Bankruptcy Court, the 306 Aircraft was located at a maintenance facility called BAE Aviation, Inc. dba Tucson Aerospace (BAE). BAE and its subcontractors STS Services, Inc. and Piping Design Services, Inc., dba PDS Technical Services asserted mechanics' liens over the 306 Aircraft.

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

On March 20, 2000, the Superior Court entered an order denying the Claimant's motion for a new trial and denied FSB's supplemental application for award of attorneys' fees and expenses. The Claimants filed an appeal on April 18, 2000 to Division 2 of the Arizona Court of Appeals. The matter was fully briefed; the Court of Appeals heard oral argument and affirmed the grant of summary judgement in favor of FSB, GECAS and the surety and against the Claimants. Claimants may seek reconsideration from the court of appeals or review by the Supreme Court of Arizona. The court of appeals awarded attorney fees in favor of FSB and against the Claimants in an amount to be determined.

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, this action was filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential

Insurance Company of America and James J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. The trial date for this action was set and rescheduled by the trial court several times, and on September 2, 1999, the court granted a stay of this action pending the submission of the remaining plaintiffs' claims to arbitration. Subsequently, several of the plaintiffs filed a motion with the Court to dismiss their claims, which the court granted.

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

b)       Number of Security Holders:

                                                 Number of Record Holders
                Title of Class                    as of December 31, 2000
         -----------------------------     ------------------------------------

         Limited Partnership Interest:                    13,883

         General Partnership Interest:                       1

c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning July 1986. Cash distributions to Limited Partners during 2000 and 1999 totaled $7,599,590 and $8,199,557, respectively. Cash distributions per Limited Partnership unit were $15.20 and $16.40 in 2000 and 1999, respectively.

Item 6.  Selected Financial Data

                                                For the years ended December 31,
                                                --------------------------------

                                2000           1999          1998           1997          1996
                                ----           ----          ----           ----          ----

Revenues                    $ 13,729,468   $ 13,559,480  $ 13,901,118  $ 17,609,635  $ 16,304,608

Net Income (Loss)             (7,634,415)     6,622,183     3,456,655     4,469,336   (14,708,486)

Net Income (Loss)
  Allocated to Limited
  Partners                    (8,317,954)     5,742,360     1,607,397     4,424,643   (16,311,216)

Net Income (Loss) per
  Limited Partnership Unit        (16.64)         11.49          3.22          8.85        (32.62)

Cash Distributions per
  Limited Partnership
  Unit                             15.20          16.40         37.35         28.70         35.00

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                15.20          16.40         37.35         28.70         35.00

Total Assets                  31,992,732     51,760,515    57,461,885    77,546,425    87,622,742

Partners' Capital             24,878,560     40,956,964    43,445,400    60,740,696    72,215,709


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2000, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft that were leased to Trans World Airlines, Inc. (collectively the "Current Leases") and spare parts inventory (as discussed in Note 8) out of its original portfolio of 30 aircraft. The portfolio consists of 14 McDonnell Douglas DC-9-30 aircraft leased to Trans World Airlines, Inc. (TWA). The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft were disassembled for sale of their component parts. The Partnership sold its remaining inventory of aircraft parts from the six disassembled aircraft, to Soundair, Inc., in 1998. The Partnership sold one Boeing 727-200 aircraft in February 1995, one Boeing 737-200 Combi aircraft in March 1996, and one Boeing 737-200 aircraft in January 1997. During the second quarter of 1997, the Partnership sold three McDonnell Douglas DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc.
(TWA), two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia), and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental), to Triton Aviation Services II LLC.

On January 10, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware for reorganization relief under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code"). One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement (the "Purchase Agreement") with American Airlines, Inc. ("American") that provided for the sale to American of substantially all of TWA's assets. On February 28, 2001, American presented the General Partner with a draft letter of intent reflecting a proposal to take assignment of eleven of the fourteen Current Leases on modified terms and conditions as part of the TWA leased assets that American wishes to acquire. The General Partner has evaluated American's proposal and has determined that accepting such a proposal would be in the best interests of the Partnership. The TWA Bankruptcy filing and American's proposal are discussed in Note 14.


Remarketing Update

General - The General Partner evaluates, from time to time, whether the investment objectives of the Partnership are better served by continuing to hold the Partnership's remaining portfolio of Aircraft or marketing such Aircraft for sale. This evaluation takes into account the current and potential earnings of the Aircraft, the conditions in the markets for lease and sale and future outlook for such markets, and the tax consequences of selling rather than continuing to lease the Aircraft.

American's Lease Proposal - On February 28, 2001, American presented the General Partner of the Partnership ("General Partner") with a draft letter of intent reflecting a proposal to take assignment of eleven of the fourteen Current Leases on modified terms and conditions as part of the TWA leased assets that American wishes to acquire. The proposal by American is subject, among other things, to American being successful in its bid to acquire substantially all the assets of TWA, including receipt of all necessary governmental approvals required for American to complete that acquisition. The modified terms and conditions proposed by American are discussed in Note 14.

Partnership Operations

The Partnership reported net loss of $7,634,415, or $16.64 per Limited Partnership unit for the year ended December 31, 2000, compared to net income of $6,622,183, or $11.49 per Limited Partnership unit and net income of $3,456,655, or $3.22 per Limited Partnership unit, for the years ended December 31, 1999 and 1998, respectively. Variances in net income may not correspond to variances in net income per Limited Partnership unit due to the allocation of components of income and loss in accordance with the Partnership agreement.

The decrease in net income in 2000 is primarily due to the increase in depreciation expense, bad debt expense and a decrease in the sale of aircraft inventory, partially offset by the increases in interest income and decrease in interest expense.

Interest income increased in 2000 as compared to 1999, primarily due to higher average cash reserves and a higher rate of return on those cash reserves. Interest income decreased during 1999, as compared to 1998 primarily due to a decrease in the cash reserves.

Payments  of  $69,700  and  $133,285   were   received   during  1999  and  1998
respectively, from the sale of inventoried parts from the six disassembled aircraft. There were no such sales in 2000.

The Partnership recorded other income of $1,983 in 2000, compared to $-0- and $50,000 during 1999 and 1998, respectively. The Partnership was holding a security deposit, received from Jet Fleet in 1992, pending the outcome of bankruptcy proceedings. The bankruptcy proceeding of Jet Fleet Corporation was closed on August 6, 1997, and the bankruptcy proceeding of Jet Fleet International Airlines, Inc. was closed on February 10, 1998. Consequently, the Partnership recognized, during 1998, revenue of $50,000 that had been held as a deposit.

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized impairment losses on aircraft to be held and used by the Partnership aggregating approximately $15 million, or $30.09 per limited
Partnership unit as increased depreciation expense in 2000 as a result of the TWA bankruptcy and the modified lease terms proposed by American. As discussed below under "TWA Bankruptcy Filing and American's Proposal", the Partnership determined to accept and negotiate with American on its proposal to take assignment of eleven of the fourteen Current Leases on modified terms and conditions. This proposal constituted an event that required the Partnership to review the aircraft carrying values pursuant to SFAS 121. As a result of a review of the Aircraft, it is expected that future cash flows to be derived from the Aircraft and projected lease terms will be less than the carrying value of the Aircraft, and the Partnership has recorded an impairment loss as of December 31, 2000. Management believes the assumptions related to fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.

Depreciation expense decreased in 1999, as compared to 1998, was the of result of several aircraft having been fully depreciated down to their original estimated residual values during 1998. This decrease was partially offset by additional depreciation, due to the Partnership's downward adjustment of the estimated residual value of the portfolio aircraft, beginning in the fourth quarter of 1999.

The Partnership made a downward adjustment to the estimated residual value of its aircraft as of October 1, 1999. As a result of the 1999 adjustment to the estimated residual value, the Partnership recognized increased depreciation expense in 1999 of approximately $144,721 or $.29 per Limited Partnership unit.

Interest expense decreased in 2000, as compared to 1999, and also decreased from 1998 to 1999, due to the continued payments made on the notes payable for the TWA hushkits.

In November 1996 and February 1997 hushkits were installed on the 14 Partnership aircraft. The leases for these 14 aircraft were then extended for a period of eight years. The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits (the "Hushkit Debt") and fully repay, during the term of the TWA leases, the amount borrowed. The Partnership recorded $333,665, $834,791 and $1,290,441 in interest expense on the amount borrowed to finance the hushkits during 2000, 1999 and 1998, respectively.

Operating expense decreased in 1999, when compared to 1998 primarily due to legal expense related to the Ron Wallace Litigation Settlement in 1998 as more fully described below.

Bad debt expense increased in 2000 compared to 1999 and 1998, primarily due to the TWA Bankruptcy Filing. As discussed in Note 14, TWA subsequently cured outstanding defaults on eleven of the fourteen Current Leases. One of the three leases which was not cured by TWA had a rent payment due on December 27, 2000; the rent payments on the remaining two leases were due in January 2001. The Partnership recorded an allowance for credit losses and bad debt expense equal to the rent payment due December 27, 2000 for the respective lease.

Administrative expenses decreased in 1999 compared to 1998 primarily due to additional printing and postage costs incurred in 1998 as a result of the Triton litigation and settlement.


Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from lessees during 2000, except for the December 2000 lease payment from TWA. On January 10, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware for reorganization relief under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code"), and prior to March 12, 2001 had not made its required monthly rental payments of $85,000 per Aircraft per month since December 27, 2000. On March 12, 2001, TWA cured lease payment defaults under 11 of the 14 leases as required by Section 1110 of the Bankruptcy Code and separately agreed to pay for continued use of one other aircraft on a short term basis. On March 12, 2001, the Partnership received its $850,000 rental payment from TWA for ten out of eleven aircraft that was due on December 27, 2000. This amount was included in rent and other receivables on the balance sheet at December 31, 2000.

As discussed in Note 3 to the Financial Statements (Item 8), the Partnership agreed to share in the cost of meeting certain Airworthiness Directives (ADs) with TWA. In accordance with the cost-sharing agreement, TWA may offset up to an additional $1.7 million against rental payments, subject to annual limitations, over the remaining lease terms.

Payments  of  $69,700  and  $133,285   were   received   during  1999  and  1998
respectively, from the sale of inventoried parts from the six disassembled aircraft. There was no such sale in 2000.

Through the time of the TWA bankruptcy filing, PIMC had determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership would have available funds in the event that the aircraft on lease to TWA required remarketing, and for other contingencies including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information (including information regarding the proposal discussed below under "TWA Bankruptcy Filing and American's Proposal") becomes available in the future.


Cash Distributions - Cash distributions to Limited Partners were $7,599,590, $8,199,557, and $18,673,991 in 2000, 1999 and 1998, respectively. Cash distributions per Limited Partnership unit were $15.20, $16.40, and $37.35 per Limited Partnership unit in 2000, 1999 and 1998, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section; the receipt of rental payments from TWA; and payments generated from the aircraft disassembly process.

TWA Bankruptcy Filing and American's Proposal

TWA Bankruptcy Filing - On January 10, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement (the "Purchase Agreement") with American Airlines, Inc. ("American") that provided for the sale to American of substantially all of TWA's assets. Under the terms of the Purchase Agreement, American's acquisition of TWA's assets is subject to a number of conditions and is contingent upon American being the prevailing bidder in an auction to be supervised by the Bankruptcy Court. The Purchase Agreement provides that American may specify which contracts of TWA (including aircraft leases) American wishes to acquire. In addition to entering into the Purchase Agreement with American, TWA also obtained a commitment from American to fund up to $325,000,000 in debtor-in-possession financing which was approved by the Bankruptcy Court. TWA is managing all of its property as debtor-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. The Bankruptcy Court approved the sale to American on March 12, 2001 and also approved additional debtor-in-possession financing being provided by American.

The filing for reorganization relief under Chapter 11 gives TWA a right to assume or reject the executory contracts to which it is a party, including the Current Leases. Pursuant to Section 1110 of the Bankruptcy Code, TWA may continue to use the Aircraft for sixty days after the filing of its bankruptcy petition, regardless of whether it assumes or rejects any of the Current Leases, but, after such sixty day period, TWA must redeliver each Aircraft to the Partnership on demand unless TWA (i) cures all outstanding defaults under the Current Lease applicable to such Aircraft within the periods prescribed by
Section 1110 and (ii) continues to perform its obligations as provided under the terms of the applicable Current Lease. Section 1110 of the Bankruptcy Code provides that a lessor and lessee may mutually agree to extend the sixty day time period as well as to make other modifications to a lease. A rejection of a Current Lease by TWA or TWA's failure to cure as required by Section 1110 would entitle the Partnership to demand a return of the Aircraft leased thereunder and file a claim for damages against TWA in the bankruptcy proceeding as an unsecured creditor.

American's Proposal - On February 28, 2001, American presented the General Partner of the Partnership ("General Partner") with a draft letter of intent reflecting a proposal to take assignment of eleven of the fourteen Current Leases on modified terms and conditions. The proposal by American is subject, among other things, to American being successful in its bid to acquire substantially all the assets of TWA, including receipt of all necessary governmental approvals required for American to complete that acquisition. The modified terms and conditions proposed by American are substantially less favorable to the Partnership than the terms and conditions specified in the Current Leases. In particular, rather than returning the Aircraft at the currently scheduled expiry date under the Current Leases, American would return each Aircraft at the time when such Aircraft requires a heavy maintenance check of the airframe, provided that American would agree that the aggregate average number of months for which all eleven Aircraft are on lease to American would not be less than 22 months from and after March 12, 2001. In addition, American would reduce the rental rate for each of the Aircraft to $40,000 per month. Further, at lease expiry, American would be required to return each airframe in a "serviceable" condition, rather than being required to meet the more stringent maintenance requirements of the Current Leases. Finally, American would be required to return the installed engines on each Aircraft with a target level of average cycle life remaining to replacement for all life limited parts of 25%. If the average cycle life remaining on the installed engines on an Aircraft is below the 25% target level, a financial adjustment would be payable by American to the Partnership (but no payment would be owed by the Partnership to American if cycle life remaining at return exceeds the target level).

Under American's proposal, TWA would assume the Current Leases for the eleven Aircraft American wishes to lease (the "Assumed Leases"), but would not assume the Current Leases for the remaining three Aircraft (the "Rejected Leases"). TWA would be required to cure all payment defaults under the Assumed Leases and pay rentals at the $85,000 per month contract rate until such time as such leases are assigned to American; however, American's proposal provides that American would be, effective upon assignment, entitled to a rental credit equaling the amount of rent paid by TWA in excess of the $40,000 per month rate for the period from and after March 12, 2001.

General Partner's Decision to Accept - The General Partner has evaluated American's proposal to take an assignment of the Assumed Leases and has determined that accepting such a proposal would be in the best interests of the Partnership.

The General Partner's determination to accept American's proposal was based upon consideration of two key factors. First, the General Partner believes that American's proposal will yield a more favorable return to the Partnership than repossessing the Aircraft from TWA and attempting to lease or sell the Aircraft (likely at scrap value). In coming to this conclusion, the Partnership considered the following: (i) each Aircraft is over 30 years old and has low specification Pratt & Whitney JT8D-9A engines, which limits their marketability;
(ii) there are but a small number of aircraft operators currently using DC-9 aircraft, which means there is only a limited potential market for re-leasing or selling the Aircraft; (iii) the cost of transitioning the Aircraft from the maintenance program employed by TWA to the maintenance program used by another operator, if the Aircraft were to be re-leased, would be substantial and would likely require a significant additional investment in these Aircraft by the Partnership; and (iv) to date, the General Partner's attempts to obtain bids to purchase the Aircraft have not yielded any prospects for purchase at prices above scrap value. Second, due to American's credit standing, the General Partner has concluded that American is capable of meeting its obligations under its proposal.

Based on this determination, the General Partner is proceeding to negotiate definitive documentation with American and TWA reflecting the terms of American's proposal. If American's proposal proceeds on the basis outlined above, the General Partner would repay from cash reserves, the remaining principal balance on the Hushkit Debt. The General Partner would also seek to recover possession of the three Aircraft under the Rejected Leases and market such Aircraft for sale subject to an informal arrangement whereby one of the three aircraft will continue to be used by TWA on a short term basis and will only be available for sale when returned.

Because American's proposal to the Partnership is subject to several important conditions and contingencies, including, among others, American being successful in its bid to purchase substantially all of the assets of TWA, and American receiving all regulatory approvals required to consummate that purchase, there can be no assurance that the transactions contemplated by such proposal will be completed or that the terms of the proposal will not be changed in one or more material respects prior to completion.

Effect of the Bankruptcy - The TWA bankruptcy is expected to have a material adverse effect on the Partnership's results of operations and financial position. Assuming that the transaction with American is completed on the terms described above, aggregate rentals to be received by the Partnership in 2001 will be reduced from approximately $14.3 million to approximately $6.2 million, and the average lease term for the eleven Aircraft that remain on lease will be reduced from 47 to 24 months remaining at December 31, 2000. Three of the Partnership's Aircraft, which would have been expected to generate aggregate rentals in 2001 under the terms of the Current Leases of approximately $3.0 million, are now expected to be marketed for sale at scrap value (which the General Partner believes will be materially less than the aggregate rental amount in 2001).

The amount and timing of the Partnership's distributions of cash available for allocation depends upon many factors, including whether the transaction with American is consummated and the timing of the rental payments to be made by TWA prior to such consummation. The General Partner has determined that the amount of cash available for distribution for the quarter ending March 31, 2001 will not be materially different from the corresponding quarter in 2000, but the General Partner expects the amount of cash available for distribution for the subsequent quarters in 2001 to be materially less.

As a result of the TWA bankruptcy and the modified lease terms proposed by American, the Partnership is required to review the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121. Any downward adjustment in the estimated residual value or decrease in the projected remaining economic life of any of the Aircraft will dictate an increase in depreciation expense over the projected economic life of such Aircraft. Further, if the projected net cash flow for any of the Aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of such Aircraft, an impairment loss must be recorded. After a review of the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in 2000 of approximately $15 million, or $30.09 per Limited Partnership unit.


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

In May 1998, Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $15,385 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $6,462 was allocated to the Partnership based on its pro rata share of the total claims. On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $8,530 was allocated to the Partnership based on its pro rata share of the total claims.


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

The Partnership's Current Leases require TWA to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. Under the Current Leases, TWA was generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA during the lease term. An aircraft returned to the Partnership as a result of a lease default would most likely not be returned to the Partnership in compliance with all return conditions required by the lease. As noted under "TWA Bankruptcy Filing and American's Proposal", three of the Partnership's Aircraft are expected to be returned by TWA without meeting the return conditions specified in the Current Leases, and the return conditions under the modified lease terms and conditions proposed by American for the Partnership's eleven remaining Aircraft would be quite limited. The costs of compliance with FAA maintenance standards will likely cause the Partnership to sell for scrap value the three Aircraft being returned by TWA under the Rejected Leases. Similarly, such costs will likely cause the Partnership to sell for scrap value, at the end of the lease term, the eleven Aircraft which American proposes to lease.

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

Legislation has been drafted and has been under review by the EU for sometime to adopt anti-hushkitting regulations within member states. The legislation seeks to ban hushkitted aircraft from being added to member states registers and preclude all operation of hushkitted aircraft within the EU after certain specific dates. Due to criticism by the US Government, the enactment of this legislation has been deferred twice and it is now uncertain if it will ever be enacted at this point. However, the effect of this proposal has been to reduce the demand for hushkitted aircraft within the EU and its neighboring states, including the former Eastern Block states.


Demand for Aircraft - At year end 2000, there were approximately 14,678 jet aircraft in the world fleet. Air travel continued to be strong in 2000 with traffic growth in North America of 7.65%, and Globally 10.66%. In 2001 traffic is projected to drop to an estimated growth rate of 1-3% depending on the magnitude of an observed slowdown in the US economy. Surging fuel prices in 1999 hit the Gulf War levels and continued throughout 2000. Airlines added fuel surcharge to their tickets, but unhedged carriers had lowered margins despite the surcharges. Alliances continued to evolve in 2000 as in 1999 as airlines aligned themselves with code sharing, joint pricing, schedule integration and corporate agreements. Additionally, a wave of consolidation began in the US market during 2000. Regulatory hurdles remain before these transactions are completed. Manufacturers continue to produce at high levels compared to what demand will require in the future years. A down cycle appears imminent, but a rebound in traffic growth or a wave of retirements could stabilize the supply demand situation. Order data for 2000 appears below.

              Number of Orders  Percentage of Total  Percentage of total orders between Boeing/Airbus

Airbus               476               26%                      45%
Boeing               587               32%                      55%
RJs                  756               42%                      --
                     ---              ---                      ---
Total              1,819              100%                     100%


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

The Partnership made further downward adjustment to the estimated net book values and residual value of its aircraft as of December 31, 2000 as a result of the TWA bankruptcy and the modified lease terms proposed by American as previously discussed. After a review of the carrying value of the Aircraft pursuant to applicable accounting literature including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in 2000 of approximately $15 million, or $30.09 per Limited Partnership unit.

Item 8.  Financial Statements and Supplementary Data











                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND 1999


            AND FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                TOGETHER WITH THE


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund II,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP


San Francisco, California,
    January 26, 2001
    (Except with respect to the matter discussed in Notes 3 and 14 as to which the date is March 12, 2001)

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                        2000           1999
                                                        ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $ 19,195,305   $ 18,789,625

RENT AND OTHER RECEIVABLES, net of
  allowance for credit losses of $85,000 and $-0-
  in 2000 and 1999                                      852,618        935,004

AIRCRAFT, net of accumulated depreciation of
  $103,432,415 in 2000 and $83,330,258 in 1999       11,930,894     32,033,051

OTHER ASSETS                                             13,915          2,835
                                                   ------------   ------------

       Total Assets                                $ 31,992,732   $ 51,760,515
                                                   ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    295,334   $    226,242

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                           605,896        518,032

DEFERRED INCOME                                       5,719,554      4,022,256

NOTES PAYABLE                                           493,388      6,037,021
                                                   ------------   ------------

       Total Liabilities                              7,114,172     10,803,551
                                                   ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                    (3,448,329)    (3,287,469)
  Limited Partners, 499,973 units
     issued and outstanding                          28,326,889     44,244,433
                                                   ------------   ------------

       Total Partners' Capital (Deficit)             24,878,560     40,956,964
                                                   ------------   ------------

       Total Liabilities and Partners'
         Capital (Deficit)                         $ 31,992,732   $ 51,760,515
                                                   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                           2000            1999          1998
                                           ----            ----          ----
REVENUES:
    Rent from operating leases         $ 12,582,702   $ 12,582,702  $ 12,582,702
    Interest                              1,144,783        907,078     1,113,284
    Claims related to lessee defaults          --             --          21,847
    Gain on sale of aircraft
      inventory                                --           69,700       133,285
    Other                                     1,983           --          50,000
                                       ------------   ------------  ------------

         Total Revenues                  13,729,468     13,559,480    13,901,118
                                       ------------   ------------  ------------

EXPENSES:
    Depreciation                         20,102,157      5,254,386     7,729,294
    Management fees to General
      Partner                               486,468        486,468       486,468
    Interest                                333,665        834,791     1,290,441
    Operating                                41,782         41,387       581,127
    Bad debt                                 85,000           --            --
    Administration and other                314,811        320,265       357,133
                                       ------------   ------------  ------------

         Total Expenses                  21,363,883      6,937,297    10,444,463
                                       ------------   ------------  ------------

NET INCOME (LOSS)                      $ (7,634,415)  $  6,622,183  $  3,456,655
                                       ============   ============  ============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER                $    683,539   $    879,823  $  1,849,258
                                       ============   ============  ============

NET INCOME (LOSS) ALLOCATED
    TO THE LIMITED PARTNERS            $ (8,317,954)  $  5,742,360  $  1,607,397
                                       ============   ============  ============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                   $     (16.64)  $      11.49  $       3.22
                                       ============   ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----


Balance, December 31, 1997           $ (3,030,600)  $ 63,771,296   $ 60,740,696

    Net income                          1,849,258      1,607,397      3,456,655

    Capital redemptions                      --           (3,072)        (3,072)

    Cash distributions to partners     (2,074,888)   (18,673,991)   (20,748,879)
                                     ------------   ------------   ------------

Balance, December 31, 1998             (3,256,230)    46,701,630     43,445,400

    Net income                            879,823      5,742,360      6,622,183

    Cash distributions to partners       (911,062)    (8,199,557)    (9,110,619)
                                     ------------   ------------   ------------

Balance, December 31, 1999             (3,287,469)    44,244,433     40,956,964

    Net income (loss)                     683,539     (8,317,954)    (7,634,415)

    Cash distributions to partners       (844,399)    (7,599,590)    (8,443,989)
                                     ------------   ------------   ------------

Balance, December 31, 2000           $ (3,448,329)  $ 28,326,889   $ 24,878,560
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                                 POLARIS AIRCRAFT INCOME FUND II,
                                 A California Limited Partnership

                                     STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                          2000           1999           1998
                                                          ----           ----           ----
OPERATING ACTIVITIES:
  Net income (loss)                                  $ (7,634,415)  $  6,622,183   $  3,456,655
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                      20,102,157      5,254,386      7,729,294
     Gain on sale of aircraft inventory                      --          (69,700)      (133,285)
     Bad debt expense                                      85,000           --             --
     Changes in operating assets and liabilities:
       Decrease (increase) in rent and other
         receivables                                       (2,614)         6,559         (5,934)
       Decrease (increase) in other assets                (11,080)         1,957          1,779
       Increase in payable to affiliates                   69,092         71,119         12,362
       Increase in accounts payable and
          accrued liabilities                              87,864         61,618        138,615
       Decrease in security deposits                         --             --          (50,000)
       Increase in deferred income                      1,697,298      1,697,298      1,697,298
                                                     ------------   ------------   ------------

          Net cash provided by operating activities    14,393,302     13,645,420     12,846,784
                                                     ------------   ------------   ------------

INVESTING ACTIVITIES:
  Net proceeds from sale of aircraft inventory               --           69,700        133,285
                                                     ------------   ------------   ------------

             Net cash provided by investing
               activities                                    --           69,700        133,285
                                                     ------------   ------------   ------------

FINANCING ACTIVITIES:
  Principal payments on notes payable                  (5,543,633)    (5,042,969)    (4,587,519)
  Capital redemptions                                        --             --           (3,072)
  Cash distributions to partners                       (8,443,989)    (9,110,619)   (20,748,879)
                                                     ------------   ------------   ------------

          Net cash used in financing activities       (13,987,622)   (14,153,588)   (25,339,470)
                                                     ------------   ------------   ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                             405,680       (438,468)   (12,359,401)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                    18,789,625     19,228,093     31,587,494
                                                     ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                        $ 19,195,305   $ 18,789,625   $ 19,228,093
                                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1.       Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership), maintains its accounting records, and prepares its financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of aircraft held for lease.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds. Cash and Cash Equivalents are stated at cost, which approximates fair value.

Aircraft and Depreciation - The aircraft are recorded at cost, which includes acquisition costs. Depreciation to an estimated residual value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture or the end of the remaining lease term beyond the 30 year life. Depreciation in the year of acquisition was calculated based upon the number of days that the aircraft were in service.

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

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases. Due to the fact that the Partnership received greater payments in the beginning of the lease than it does at the end of the lease, this has resulted in deferred income on the balance sheet.

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

Net Income Per Limited Partnership Unit - Net income per Limited Partnership unit is based on the Limited Partners' share of net income or loss, allocated in accordance with the Partnership Agreement, and the number of units outstanding of 499,973 for the years ended December 2000, 1999 and 1998.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Receivables - The Partnership records an allowance for credit losses for certain impaired receivables.


                                                      2000            1999
                                                      ----            ----
      Allowance for credit losses,
           beginning of year                        $   --          $   --

      Allowance for credit losses                     85,000            --

      Allowance for credit losses,                  --------        --------
         end of year                                $ 85,000        $   --
                                                    ========        ========


New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," to defer the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. Due to the fact that the Partnership does not utilize any derivative instruments, these pronouncements are not expected to have an impact on the Partnership's balance sheet or statement of operations.


2.    Organization and the Partnership

The Partnership was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2010. Upon organization, both the General Partner and the initial Limited Partner contributed $500. The Partnership recognized no profits or losses during the periods ended December 31, 1985 and 1984. The offering of Limited Partnership units terminated on December 31, 1986, at which time the Partnership had sold 499,997 units of $500, representing $249,998,500. All partners were admitted to the Partnership on or before December 1, 1986. During January 1998, 24 units were redeemed by the Partnership in accordance with section 18 of the Limited

Partnership   agreement.   At  December  31,  2000,  there  were  499,973  units
outstanding, net of redemptions.

Polaris Investment Management Corporation (PIMC), the sole General Partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to related parties are described in Notes 10 and 11.


3.    Aircraft

At December 31, 2000, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of 14 used commercial jet aircraft that were leased to Trans World Airlines, Inc. (collectively the "Current Leases") and spare parts inventory (as discussed in Note 8) out of its original portfolio of 30 aircraft, which were acquired, leased or sold as discussed below. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration and require compliance during the lease term, in certain of the leases the Partnership has agreed to share in the cost of compliance with ADs. Trans World Airlines, Inc (TWA) may offset up to an additional $1.7 million against rental payments, subject to annual limitations, over the remaining lease terms. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. In the event of a lessee default, these return conditions are not likely to be met. Certain leases also provide that, if the aircraft are returned at a level above the minimum acceptable level, the Partnership must reimburse the lessee for the related excess, subject to certain limitations. The related liability to these lessees, if any, cannot currently be estimated and therefore is not reflected in the financial statements.

The following table describes the Partnership's aircraft portfolio at December 31, 2000 in greater detail:

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

14 McDonnell Douglas DC-9-30 - Initially there were 17 McDonnell Douglas DC-9-30 and one McDonnell Douglas DC-9-40 which were acquired for $122,222,040 during 1986 and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended in 1991 prior to TWA's 1995 bankruptcy filing. Two of the aircraft had a lease expiration date of February 1998 and two other aircraft had a lease expiration date of November 1998. These four aircraft were sold to Triton Aviation Services II LLC in June 1997. The leases for 11 of the aircraft that previously had lease expiration dates in 1998 were extended until November 2004. The leases for three of the aircraft that previously had lease expiration dates in 1998 were extended in February 1997 for eight years until February 2005.

On January 10, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement (the "Purchase Agreement") with American Airlines, Inc. ("American") that provided for the sale to American of substantially all of TWA's assets. On February 28, 2001, American presented the General Partner with a draft letter of intent reflecting a proposal to take assignment of eleven of the fourteen Current Leases on modified terms and conditions as part of the TWA leased assets that American wishes to acquire. The General Partner has evaluated American's proposal and has determined that accepting such a proposal would be in the best interests of the Partnership. The TWA Bankruptcy filing and American's proposal are discussed in Note 14.

The following is a schedule by year of future minimum rental revenue under American's proposal:

                     Year                                   Amount
                     ----                                   ------

                     2001                               $ 6,264,800
                     2002                                 4,058,800
                     2003                                 1,772,400
                                                        -----------

                     Total                              $ 2,096,000
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

The Partnership recognized an impairment loss on aircraft held and used by the Partnership aggregating approximately $15 million, or $30.09 per limited Partnership unit as increased depreciation expense in 2000. The impairment loss was the result of the TWA bankruptcy and the modified lease terms proposed by American as discussed in Note 14, which constituted an event that required the Partnership to review the aircraft carrying values pursuant to SFAS No. 121. In determining the impairment loss, the Partnership estimated fair value based on the present value of the estimated future net cash flows of the aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) using the current incremental borrowing rate as the discount rate. The Partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to the fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.

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


6.       Disassembly of Aircraft

In an attempt to maximize the economic return from the remaining six aircraft formerly leased to Pan Am, the Partnership entered into an agreement with Soundair, Inc. (Soundair) in October 1992, for the disassembly and sale of certain of the Partnership's aircraft. The Partnership has incurred the cost of disassembly and received the proceeds from the sale of such parts, net of necessary overhaul expenses, and commissions paid to Soundair. The Partnership received net proceeds from the sale of aircraft inventory of $-0-, $69,700 and $133,285 during 2000, 1999 and 1998, respectively. There was no such sale in 2000. The net book value of the Partnership's aircraft inventory was reduced to zero during 1997.


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

The aggregate cost of the hushkit reconditioning completed in February 1997 for the 3 remaining aircraft was $4,784,633, or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1997. The Partnership paid $900,000 of the aggregate hushkit cost and the balance of $3,884,633 was financed by UT Finance Corporation (UT Finance), a wholly owned subsidiary of United Technologies Corporation, of which a division is Pratt and Whitney Group, the hushkit manufacturer, over 50 months at an interest rate of approximately 10% per annum. Cash paid for interest expense on all the loans was $336,367, $837,033 and $1,292,480 in 2000, 1999 and 1998, respectively. Total outstanding debt at December 31, 2000 was $493,388.

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

                    Year                               Amount
                    ----                               ------

                    2001                             $ 493,388
                                                     ---------

                    Total                            $ 493,388
                                                     =========


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

Pursuant to a stipulated order of the Superior Court entered on July 9, 1996, FSB filed a bond in the penal sum of $1,371,000 for the benefit of the lienholders, who subsequently released the aircraft to the Partnership on July 11, 1996 and filed a claim against the bond. FSB filed a motion for summary judgment on all claims raised by the claimants in the counterclaim. The Superior Court granted the motion and entered judgment on October 30, 1998 dismissing the counterclaim and exonerating the bond. The Court has stayed exoneration of the bond pending appeal by the claimants. The Court has denied the claimants' subsequent motion for a new trial seeking reconsideration. FSB filed a motion seeking recovery of its attorneys' fees and costs incurred in defending the litigation, and the Court set a hearing on the motion for March 8, 1999. Subsequently, FSB and the claimants agreed to settle this claim for an agreed judgement of $159,374 in attorney's fees to be paid to FSB. The settlement agreement is subject to approval by the Court. The claimants are appealing the Court's rulings.

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

Viscount's failure to perform its financial obligations to the Partnership had a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership had accrued legal costs of approximately $15,000 and $116,000, which are reflected in operating expense in the Partnership's 1999 and 1998 statement of operations, respectively. In 1998, the Partnership revised its estimate of legal costs and reduced the accrual for legal costs by $68,753.


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

In May 1998, Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $15,385 was allocated to the Partnership based on its pro rata share of the total claims. This amount is included in Lessee settlement and other income. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $6,462 was allocated to the Partnership based on its pro rata share of the total claims. This amount is included in Lessee settlement and other income. On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $8,530 was allocated to the Partnership based on its pro rata share of the total claims.


10.      Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 2000, 1999 and 1998, the Partnership paid management fees to PIMC of $420,000, $420,000, and $420,000, respectively. Management fees payable to PIMC at December 31, 2000 and 1999 were $275,734 and $209,266 respectively.

b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 2000, 1999 and 1998, $390,268, $285,463, and $377,665, respectively, were reimbursed by the Partnership to PIMC for administrative expenses. Administrative reimbursements of $19,600 and $16,976 were payable at December 31, 2000 and 1999, respectively. Reimbursements for maintenance and remarketing costs of $-0-, $5,803, and $483,221 were paid by the Partnership in 2000, 1999 and 1998, respectively.

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

Had all the assets of the Partnership been liquidated at December 31, 2000 at the current carrying value, the tax basis capital (deficit) accounts of the General Partner and the Limited Partners is estimated to be $(807,726) and $56,598,225, respectively.


12.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 2000 and 1999 are as follows:

                            Reported Amounts      Tax Basis       Net Difference
                            ----------------      ---------       --------------

2000:    Assets              $ 31,992,732       $ 56,909,383      $(24,916,651)
         Liabilities            7,114,172          1,118,884         5,995,288

1999:    Assets              $ 51,760,515       $ 59,381,146      $ (7,620,631)
         Liabilities           10,803,551          6,572,029         4,231,522

13.      Reconciliation of Net Book Income to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes:

                                              For the years ended December 31,
                                              --------------------------------
                                              2000           1999         1998
                                              ----           ----         ----

Book net income (loss) per Limited
  Partnership unit                          $(16.64)       $ 11.49      $  3.22
Adjustments for tax purposes represent
  differences between book and tax
  revenue and expenses:
     Rental revenue                            3.53           3.36         3.36
     Management fee expense                    0.13           0.71        (0.19)
     Depreciation                             34.08           2.81        (2.16)
     Gain or loss on sale of aircraft or
       inventory                                 -           (0.01)          -
     Other revenue and expense items             -              -         (0.04)
                                            -------        -------      -------

Taxable net income (loss) per Limited
  Partnership unit                          $ 21.10        $ 18.36      $  4.19
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

The Partnership computes depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and, accordingly, recognized adjustments which increased book depreciation expense. As a result, the current year tax depreciation expense is less than the book depreciation expense. These differences in depreciation methods result in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes.


14.      Subsequent Event

TWA Bankruptcy Filing
---------------------

On January 10, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement (the "Purchase Agreement") with American Airlines, Inc. ("American") that provided for the sale to American of substantially all of TWA's assets. Under the terms of the Purchase Agreement, American's acquisition of TWA's assets is subject to a number of conditions and is contingent upon American being the prevailing bidder in an auction to be supervised by the Bankruptcy Court. The Purchase Agreement provides that American may specify which contracts of TWA (including aircraft leases) American wishes to acquire. In addition to entering into the Purchase Agreement with American, TWA also obtained a commitment from American to fund up to $325,000,000 in debtor-in-possession financing which was approved by the Bankruptcy Court. TWA is managing all of its property as debtor-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. The Bankruptcy Court approved the sale to American on March 12, 2001 and also approved additional debtor-in-possession financing being provided by American.

The filing for reorganization relief under Chapter 11 gives TWA a right to assume or reject the executory contracts to which it is a party, including the Current Leases. Pursuant to Section 1110 of the Bankruptcy Code, TWA may continue to use the Aircraft for sixty days after the filing of its bankruptcy petition, regardless of whether it assumes or rejects any of the Current Leases, but, after such sixty day period, TWA must redeliver each Aircraft to the Partnership on demand unless TWA (i) cures all outstanding defaults under the Current Lease applicable to such Aircraft within the periods prescribed by
Section 1110 and (ii) continues to perform its obligations as provided under the terms of the applicable Current Lease. Section 1110 of the Bankruptcy Code provides that a lessor and lessee may mutually agree to extend the sixty day time period as well as to make other modifications to a lease. A rejection of a Current Lease by TWA or TWA's failure to cure as required by Section 1110 would entitle the Partnership to demand a return of the Aircraft leased thereunder and file a claim for damages against TWA in the bankruptcy proceeding as an unsecured creditor.

American's Proposal
-------------------

On February 28, 2001, American presented the General Partner of the Partnership ("General Partner") with a draft letter of intent reflecting a proposal to take assignment of eleven of the fourteen Current Leases on modified terms and conditions. The proposal by American is subject, among other things, to American being successful in its bid to acquire substantially all the assets of TWA, including receipt of all necessary governmental approvals required for American to complete that acquisition. The modified terms and conditions proposed by American are substantially less favorable to the Partnership than the terms and conditions specified in the Current Leases. In particular, rather than returning the Aircraft at the currently scheduled expiry date under the Current Leases, American would return each Aircraft at the time when such Aircraft requires a heavy maintenance check of the airframe, provided that American would agree that the aggregate average number of months for which all eleven Aircraft are on lease to American would not be less than 22 months from and after March 12, 2001. In addition, American would reduce the rental rate for each of the Aircraft to $40,000 per month. Further, at lease expiry, American would be required to return each airframe in a "serviceable" condition, rather than being required to meet the more stringent maintenance requirements of the Current Leases. Finally, American would be required to return the installed engines on each Aircraft with a target level of average cycle life remaining to replacement for all life limited parts of 25%. If the average cycle life remaining on the installed engines on an Aircraft is below the 25% target level, a financial adjustment would be payable by American to the Partnership (but no payment would be owed by the Partnership to American if cycle life remaining at return exceeds the target level).

Under American's proposal, TWA would assume the Current Leases for the eleven Aircraft American wishes to lease (the "Assumed Leases"), but would not assume the Current Leases for the remaining three Aircraft (the "Rejected Leases"). TWA would be required to cure all payment defaults under the Assumed Leases and pay rentals at the $85,000 per month contract rate until such time as such leases are assigned to American; however, American's proposal provides that American would be, effective upon assignment, entitled to a rental credit equaling the amount of rent paid by TWA in excess of the $40,000 per month rate for the period from and after March 12, 2001.

General Partner's Decision to Accept
------------------------------------

The General Partner has evaluated American's proposal to take an assignment of the Assumed Leases and has determined that accepting such a proposal would be in the best interests of the Partnership.

The General Partner's determination to accept American's proposal was based upon consideration of two key factors. First, the General Partner believes that American's proposal will yield a more favorable return to the Partnership than repossessing the Aircraft from TWA and attempting to lease or sell the Aircraft (likely at scrap value). In coming to this conclusion, the Partnership considered the following: (i) each Aircraft is over 30 years old and has low specification Pratt & Whitney JT8D-9A engines, which limits their marketability;
(ii) there are but a small number of aircraft operators currently using DC-9 aircraft, which means there is only a limited potential market for re-leasing or selling the Aircraft; (iii) the cost of transitioning the Aircraft from the maintenance program employed by TWA to the maintenance program used by another operator, if the Aircraft were to be re-leased, would be substantial and would likely require a significant additional investment in these Aircraft by the Partnership; and (iv) to date, the General Partner's attempts to obtain bids to purchase the Aircraft have not yielded any prospects for purchase at prices above scrap value. Second, due to American's credit standing, the General Partner has concluded that American is capable of meeting its obligations under its proposal.

Based on this determination, the General Partner is proceeding to negotiate definitive documentation with American and TWA reflecting the terms of American's proposal. If American's proposal proceeds on the basis outlined above, the General Partner would repay from cash reserves, the remaining principal balance on the Hushkit Debt. The General Partner would also seek to recover possession of the three Aircraft under the Rejected Leases and market such Aircraft for sale, subject to an informal arrangement by which one of the three aircraft will continue to be used by TWA on a short term basis and will only be available for sale when returned.

Because American's proposal to the Partnership is subject to several important conditions and contingencies, including, among others, receipt of approval from the Bankruptcy Court, American being successful in its bid to purchase substantially all of the assets of TWA, and American receiving all regulatory approvals required to consummate that purchase, there can be no assurance that the transactions contemplated by such proposal will be completed or that the terms of the proposal will not be changed in one or more material respects prior to completion.


Effect of TWA Bankruptcy
------------------------

The TWA bankruptcy is expected to have a material adverse effect on the Partnership's results of operations and financial position. Assuming that the transaction with American is completed on the terms described above, aggregate rentals to be received by the Partnership in 2001 will be reduced from approximately $14.3 million to approximately $6.2 million, and the average lease term for the eleven Aircraft that remain on lease will be reduced from 47 to 24 months remaining at December 31, 2000. Three of the Partnership's Aircraft, which would have been expected to generate aggregate rentals in 2001 under the terms of the Current Leases of approximately $3.0 million, are now expected to be marketed for sale at scrap value (which the General Partner believes will be materially less than the aggregate rental amount in 2001).
`
The Partnership made a cash distribution, to Limited Partners, of $2,249,879 or $4.50 per Limited Partnership unit, and $249,986 to the General Partner on January 15, 2001. The amount and timing of the Partnership's distributions of cash available for allocation depends upon many factors, including whether the transaction with American is consummated and the timing of the rental payments to be made by TWA prior to such consummation. The General Partner has determined that the amount of cash available for distribution for the quarter ending March 31, 2001 will not be materially different from the corresponding quarter in

2000, but the General Partner expects the amount of cash available for distribution for the subsequent quarters in 2001 to be materially less.

As a result of the TWA bankruptcy and the modified lease terms proposed by American, the Partnership is required to review the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121. Any downward adjustment in the estimated residual value or decrease in the projected remaining economic life of any of the Aircraft will dictate an increase in depreciation expense over the projected economic life of such Aircraft. Further, if the projected net cash flow for any of the Aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of such Aircraft, an impairment loss must be recorded. After a review of the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in 2000 of approximately $15 million, or $30.09 per Limited Partnership unit. Deferred revenue as of December 31, 2000 will be amortized over the life of the proposed modified leases.

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

The officers and directors of PIMC are:

                      Name                               PIMC  Title
         ---------------------------        ------------------------------------

         Edwin  Forti                       President; Director
         Keith Helming                      Chief Financial Officer
         Melissa Hodes                      Vice President; Director
         Norman C. T. Liu                   Vice President; Director
         Ray Warman                         Secretary
         Robert W. Dillon                   Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Forti, 50, assumed the position of President and Director of PIMC effective May 19, 2000. Mr. Forti holds the position of Senior Vice President and Acting Chief Risk Manager of GECAS, having previously held the position of Senior Vice President and Manager - Structured Finance Risk. Prior to joining GECAS, Mr Forti was the Senior Risk Manager with GE Capital Global Risk Management. Prior to that, Mr. Forti held various positions with Chemical Bank.

Mr. Helming, 42, assumed the position of Chief Financial Officer of PIMC effective October 1, 2000. Mr. Helming presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Mr. Helming has been with General Electric Company (GE) and its subsidiaries since 1981. Prior to joining GECAS, Mr. Helming served as the Senior Vice President of Finance at GE Capital Fleet Services for three years. Prior to that, Mr. Helming was Chief Financial Officer for GE Capital Global Consumer Finance U.K.

Ms. Hodes, 35, assumed the position of Director of PIMC effective May 19, 2000. Ms. Hodes presently holds the position of Senior Vice President, Financial Planning and Analysis for GECAS. Ms. Hodes has been with the General Electric Company (GE) and its subsidiaries since 1987. Prior to joining GECAS, Ms. Hodes held various financial management positions with GE Capital Card Services, GE Audit Staff and GE Power Systems.

Mr. Liu, 43, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 52, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 59, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Associate General Counsel of GECAS.


Certain Legal Proceedings:

On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et. al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund IV. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief.

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

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities. Incorporated, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

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

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of section of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund
III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief.

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

On or about May 7, 1996, a petition entitled Charles Rich. et al. v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. The Partnership is not named as a defendant in this action. Plaintiffs allege claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief.

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


Item 11. Executive Compensation

PAIF-II has no directors or officers. PAIF-II is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $420,000 were paid to PIMC in 2000 in addition to a 10% interest in all cash distributions as described in Note 10 to the financial statements (Item 8).


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


Item 13. Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                        Page No.
                                                                        --------

              Report of Independent Public Accountants                     21
              Balance Sheets                                               22
              Statements of Operations                                     23
              Statements of Changes in Partners' Capital (Deficit)         24
              Statements of Cash Flows                                     25
              Notes to Financial Statements                                26

2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

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


                                         POLARIS AIRCRAFT INCOME FUND II,
                                         A California Limited Partnership
                                         (REGISTRANT)
                                         By:  Polaris Investment
                                              Management Corporation
                                              General Partner




       March 30, 2001                         By:   /S/ Edwin Forti
---------------------------                         --------------------------
         Date                                       Edwin Forti, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   Signature                          Title                           Date

/S/Edwin Forti          President and Director of Polaris         March 30, 2001
--------------          Investment Management Corporation,        --------------
(Edwin Forti)           General Partner of the Registrant

/S/Keith Helming        Chief Financial Officer of Polaris        March 30, 2001
----------------        Investment Management Corporation,        --------------
(Keith Helming)         General Partner of the Registrant

/S/Melissa Hodes        Vice President and Director of Polaris    March 30, 2001
----------------        Investment Management Corporation,        --------------
(Melissa Hodes)         General Partner of the Registrant

/S/Norman C. T. Liu     Vice President and Director of Polaris    March 30, 2001
-------------------     Investment Management Corporation,        --------------
(Norman C. T. Liu)      General Partner of the Registrant