Form 10-Q
period 2001-03-31
POLARIS AIRCRAFT INCOME FUND II
filed 2001-05-15
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 ---------------

                                    FORM 10-Q

                                 ---------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

            FORM 10-Q - For the Quarterly Period Ended March 31, 2001




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - March 31, 2001 and
                  December 31, 2000............................................3

              b)  Statements of Operations - Three Months
                  Ended March 31, 2001 and 2000................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 2000
                  and Three Months Ended March 31, 2001........................5

              d)  Statements of Cash Flows - Three Months
                  Ended March 31, 2001 and 2000................................6

              e)  Notes to Financial Statements................................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........11



Part II.      Other Information

         Item 1.      Legal Proceedings.......................................15

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

                          Part 1. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                      March 31,     December 31,
                                                        2001            2000
                                                        ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 20,296,493   $ 19,195,305

RENT AND OTHER RECEIVABLES net of
  allowance for credit losses of $85,000 and
    $85,000 in 2001 and 2000                              44,624        852,618

AIRCRAFT, held for sale                                  456,622        456,622

AIRCRAFT, net of accumulated depreciation of
   $88,229,000 in 2001 and $87,072,344 in 2000        10,317,616     11,474,272

OTHER ASSETS                                                --           13,915
                                                    ------------   ------------

        Total Assets                                $ 31,115,355   $ 31,992,732
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    349,423   $    295,334

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                         1,520,249        605,896

DEFERRED INCOME                                        4,264,229      5,719,554

NOTES PAYABLE                                            219,662        493,388
                                                    ------------   ------------

        Total Liabilities                              6,353,563      7,114,172
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (3,449,519)    (3,448,329)
   Limited Partners, 499,973 units
      issued and outstanding                          28,211,311     28,326,889
                                                    ------------   ------------

        Total Partners' Capital                       24,761,792     24,878,560
                                                    ------------   ------------

        Total Liabilities and Partners' Capital     $ 31,115,355   $ 31,992,732
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                        2001            2000
                                                        ----            ----
REVENUES:
   Rent from operating leases                        $3,400,991      $3,145,676
   Interest                                             245,479         259,869
   Other                                                 41,056            --
                                                     ----------      ----------

           Total Revenues                             3,687,526       3,405,545
                                                     ----------      ----------

EXPENSES:
   Depreciation                                       1,156,656       1,265,014
   Management fees to general partner                    46,096         121,617
   Operating                                             25,352           6,860
   Interest                                               7,681         132,297
   Administration and other                              68,644          62,364
                                                     ----------      ----------

           Total Expenses                             1,304,429       1,588,152
                                                     ----------      ----------

NET INCOME                                           $2,383,097      $1,817,393
                                                     ==========      ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                               $  248,796      $  215,644
                                                     ==========      ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS                               $2,134,301      $1,601,749
                                                     ==========      ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                  $     4.27      $     3.20
                                                     ==========      ==========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                         Year Ended December 31, 2000 and
                                         Three Months Ended March 31, 2001
                                         ---------------------------------

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----


Balance, December 31, 1999           $ (3,287,469)  $ 44,244,433   $ 40,956,964

   Net income                             683,539     (8,317,954)    (7,634,415)

   Cash distributions to partners        (844,399)    (7,599,590)    (8,443,989)
                                     ------------   ------------   ------------

Balance, December 31, 2000             (3,448,329)    28,326,889     24,878,560

   Net income                             248,796      2,134,301      2,383,097

   Cash distributions to partners        (249,986)    (2,249,879)    (2,499,865)
                                     ------------   ------------   ------------

Balance, March 31, 2001              $ (3,449,519)  $ 28,211,311   $ 24,761,792
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                        2001            2000
                                                        ----            ----
OPERATING ACTIVITIES:
    Net income                                      $  2,383,097   $  1,817,393
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                     1,156,656      1,265,014
      Changes in operating assets and liabilities:
         Decrease in rent and other receivables          807,994           --
         Decrease in other assets                         13,915            519
         Increase in payable to affiliates                54,089         14,214
         Increase (decrease) in accounts payable
           and accrued liabilities                       914,353        (29,793)
         Increase (decrease) in deferred income       (1,455,325)       424,324
                                                    ------------    -----------

           Net cash provided by operating
             activities                                3,874,779      3,491,671
                                                    ------------    -----------

FINANCING ACTIVITIES:
    Principal payments on notes payable                 (273,726)    (1,337,109)
    Cash distributions to partners                    (2,499,865)    (2,194,326)
                                                    ------------    -----------

           Net cash used in financing activities      (2,773,591)    (3,531,435)
                                                    ------------    -----------

CHANGES IN CASH AND CASH
    EQUIVALENTS                                        1,101,188        (39,764)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                               19,195,305     18,789,625
                                                    ------------    -----------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                   $ 20,296,493   $ 18,749,861
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund II's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2000, 1999, and 1998 included in the Partnership's 2000 Annual Report to the SEC on Form 10-K.


2.       TWA Bankruptcy and Transaction with American Airlines

As described in greater detail in Item 5 of the Current Report on Form 8-K dated February 28, 2001 and filed by the Partnership on or about March 24, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code on January 10, 2001. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement with American that provided for the sale to American of substantially all of TWA's assets and permitted American to exclude certain TWA contracts (including aircraft leases) from the assets of TWA to be acquired by American. On February 28, 2001, American presented the General Partner of the Partnership ("General Partner") with a written proposal to assume, on modified terms and conditions, the Prior Leases applicable to eleven of the fourteen Aircraft. For reasons discussed more fully in the 8-K, the General Partner decided to accept American's proposal, although consummation of the transactions with American remained subject to a number of contingencies, including the approval of the Bankruptcy Court and other regulatory approvals at the time of the preparation and filing of the 8-K.

On April 9, 2001, the American acquisition of the selected TWA assets was consummated. As a result of this closing, American assumed the Prior Leases applicable to eleven of the fourteen Aircraft, and simultaneously, such Prior Leases were amended to incorporate the modified terms described in the 8-K (as so assumed and amended, the "Assumed Leases"). As indicated in the 8-K, the Assumed Leases are substantially less favorable to the Partnership than the Prior Leases. In particular, the monthly rental rate for each Aircraft has been reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to American for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry dates of November 27, 2004 and February 7, 2005 under the Prior Leases, provided that the aggregate average number of months for which all eleven Aircraft are on lease to American would not be less than 22 months from and after March 12, 2001. Finally, the maintenance condition of the aircraft to be met at lease expiry was eased in favor of American, as compared to the corresponding conditions required under the Prior Leases.

With respect to the three Aircraft that American did not elect to acquire, TWA officially rejected the Prior Leases applicable to these Aircraft (collectively, the "Rejected Leases") as of April 20, 2001. One of these aircraft was leased to TWA for the period of March 12, 2001 to April 12, 2001 for $85,000. All three Aircraft have been returned to the Partnership and are now parked in storage in Arizona. The General Partner has been actively remarketing these Aircraft for sale and is continuing to pursue these efforts at this time. In addition, the General Partner is in the process of filing administrative claims in the TWA bankruptcy proceeding in an effort to recover (i) the fair value of TWA's actual use, if any, of these three Aircraft during the 60-day period following TWA's filing of its bankruptcy petition, and (ii) claims relating to these Aircraft for the period from March 12, 2001 (the expiration of the 60-day automatic stay period after the filing of bankruptcy petition) to April 20, 2001, the date on which these Prior Leases were rejected by TWA. Furthermore, it is anticipated that the General Partner will also file general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the claims or be able to collect any amounts out of the TWA bankruptcy estate, either in respect of administrative claims or other claims.

Effect of the TWA Bankruptcy

As previously disclosed in the 8-K, the TWA bankruptcy is expected to have a material adverse effect on the Partnership's results of operations and financial position. As a result of the TWA bankruptcy and the transactions with American described above, aggregate rentals to be received by the Partnership in 2001 have been reduced from approximately $14.3 million, had all fourteen aircraft remained on lease at the former lease rate, to approximately $6.2 million, and the average lease term for the eleven Aircraft that remain on lease has been reduced from 47 to 24 months remaining at December 31, 2000. Three of the Partnership's Aircraft, which would have been expected to generate aggregate rentals in 2001 under the terms of the Prior Leases of approximately $3.0 million (included in the $14.3 million above), are now being marketed for sale at scrap value (which the General Partner believes will be materially less than the aggregate rental amount).

The amount and timing of the Partnership's distributions of cash available for distribution depends upon many factors, including whether the General Partner is able to collect any amounts in respect of the administrative and other claims filed with the Bankruptcy Court. The General Partner has determined that the amount of cash available for distribution for the quarter ending March 31, 2001 will not be materially different from the corresponding quarter in 2000, but the General Partner expects the amount of cash available for distribution for the subsequent quarters in 2001 to be materially less.

The Accounting Treatment of the Transaction

As a result of the TWA bankruptcy and the modified lease terms reflected in the Assumed Leases, the Partnership was required to review the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121. Any downward adjustment in the estimated residual value or decrease in the projected remaining economic life of any of the Aircraft dictates an increase in depreciation expense over the projected economic life of such Aircraft. Further, if the projected net cash flow for any of the Aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of such Aircraft, an impairment loss must be recorded. After a review of the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in the fourth quarter of 2000 of approximately $15 million, or $30.09 per limited partnership unit.

In accordance with generally accepted accounting principles (GAAP), the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Prior Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Prior Lease, resulting in balances of deferred rental income and accrued management fees of $5,068,954 and $232,533, respectively as of March 12, 2001. Since the Prior Leases were effectively modified on March 12, 2001, the Partnership must recognize the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $950,130 and $38,432 were recognized as income in March 2001. For the eleven Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft will be recognized over the new lease terms, ranging from 7 months to 33 months as of March 31, 2001.


3.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                              Payments for
                                           Three Months Ended     Payable at
                                             March 31, 2001     March 31, 2001
                                             --------------     --------------

Aircraft Management Fees                         $   --            $321,829

Out-of-Pocket Administrative
    Expense Reimbursement                          67,595            27,594
                                                 --------          --------

                                                 $ 67,595          $349,423
                                                 ========          ========


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

5.       New Accounting Pronouncements

On January 1, 2001, the Partnership adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS 138, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The
Partnership does not own any derivative instruments, and as such, the implementation of this statement did not have a material impact on the Partnership's financial position or result of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 2001, Polaris Aircraft Income Fund II, a California limited partnership (the "Partnership") owns fourteen McDonnell Douglas DC-9-30 aircraft (the "Aircraft"). Prior to the closing of the transactions described below, all of the Aircraft were on lease to Trans World Airlines, Inc. ("TWA") (collectively, the "Prior Leases"). As a result of the transactions described below, eleven of the Aircraft are now on lease to Trans World Airlines, LLC
(TWA), and the three remaining Aircraft are no longer on lease to any operator and are being actively remarketed for sale.


Remarketing Update

TWA Bankruptcy and Transaction with American Airlines

As described in greater detail in Item 5 of the Current Report on Form 8-K dated February 28, 2001 and filed by the Partnership on or about March 24, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code on January 10, 2001. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement with American that provided for the sale to American of substantially all of TWA's assets and permitted American to exclude certain TWA contracts (including aircraft leases) from the assets of TWA to be acquired by American. On February 28, 2001, American presented the General Partner of the Partnership ("General Partner") with a written proposal to assume, on modified terms and conditions, the Prior Leases applicable to eleven of the fourteen Aircraft. For reasons discussed more fully in the 8-K, the General Partner decided to accept American's proposal, although consummation of the transactions with American remained subject to a number of contingencies, including the approval of the Bankruptcy Court and other regulatory approvals at the time of the preparation and filing of the 8-K.

On April 9, 2001, the American acquisition of the selected TWA assets was consummated. As a result of this closing, American assumed the Prior Leases applicable to eleven of the fourteen Aircraft, and simultaneously, such Prior Leases were amended to incorporate the modified terms described in the 8-K (as so assumed and amended, the "Assumed Leases"). As indicated in the 8-K, the Assumed Leases are substantially less favorable to the Partnership than the Prior Leases. In particular, the monthly rental rate for each Aircraft has been reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to American for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry dates of November 27, 2004 and February 7, 2005 under the Prior Leases, provided that the aggregate average number of months for which all eleven Aircraft are on lease to American would not be less than 22 months from and after March 12, 2001. Finally, the maintenance condition of the aircraft to be met at lease expiry was eased in favor of American, as compared to the corresponding conditions required under the Prior Leases.

With respect to the three Aircraft that American did not elect to acquire, TWA officially rejected the Prior Leases applicable to these Aircraft (collectively, the "Rejected Leases") as of April 20, 2001. One of these aircraft was leased to TWA for the period of March 12, 2001 to April 12, 2001 for $85,000. All three Aircraft have been returned to the Partnership and are now parked in storage in Arizona. The General Partner has been actively remarketing these Aircraft for sale and is continuing to pursue these efforts at this time. In addition, the General Partner is in the process of filing administrative claims in the TWA bankruptcy proceeding in an effort to recover (i) the fair value of TWA's actual use, if any, of these three Aircraft during the 60-day period following TWA's filing of its bankruptcy petition, and (ii) claims relating to these Aircraft for the period from March 12, 2001 (the expiration of the 60-day automatic stay period after the filing of bankruptcy petition) to April 20, 2001, the date on which these Prior Leases were rejected by TWA. Furthermore, it is anticipated that the General Partner will also file general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the claims or be able to collect any amounts out of the TWA bankruptcy estate, either in respect of administrative claims or other claims.

Effect of the TWA Bankruptcy

As previously disclosed in the 8-K, the TWA bankruptcy is expected to have a material adverse effect on the Partnership's results of operations and financial position. As a result of the TWA bankruptcy and the transactions with American described above, aggregate rentals to be received by the Partnership in 2001 have been reduced from approximately $14.3 million, had all fourteen aircraft remained on lease at the former lease rate, to approximately $6.2 million, and the average lease term for the eleven Aircraft that remain on lease has been reduced from 47 to 24 months remaining at December 31, 2000. Three of the Partnership's Aircraft, which would have been expected to generate aggregate rentals in 2001 under the terms of the Prior Leases of approximately $3.0 million (included in the $14.3 million above), are now being marketed for sale at scrap value (which the General Partner believes will be materially less than the aggregate rental amount).

The amount and timing of the Partnership's distributions of cash available for distribution depends upon many factors, including whether the General Partner is able to collect any amounts in respect of the administrative and other claims filed with the Bankruptcy Court. The General Partner has determined that the amount of cash available for distribution for the quarter ending March 31, 2001 will not be materially different from the corresponding quarter in 2000, but the General Partner expects the amount of cash available for distribution for the subsequent quarters in 2001 to be materially less.

The Accounting Treatment of the Transaction

As a result of the TWA bankruptcy and the modified lease terms reflected in the Assumed Leases, the Partnership was required to review the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121. Any downward adjustment in the estimated residual value or decrease in the projected remaining economic life of any of the Aircraft dictates an increase in depreciation expense over the projected economic life of such Aircraft. Further, if the projected net cash flow for any of the Aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of such Aircraft, an impairment loss must be recorded. After a review of the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in the fourth quarter of 2000 of approximately $15 million, or $30.09 per limited partnership unit.

In accordance with generally accepted accounting principles (GAAP), the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Prior Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Prior Lease, resulting in balances of deferred rental income and accrued management fees of $5,068,954 and $232,533, respectively as of March 12, 2001. Since the Prior Leases were effectively modified on March 12, 2001, the Partnership must recognize the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $950,130 and $38,432 were recognized as income in March 2001. For the eleven Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft will be recognized over the new lease terms, ranging from 7 months to 33 months as of March 31, 2001.


Partnership Operations

The Partnership recorded net income of $2,383,097, or $4.27 per limited partnership unit, for the three months ended March 31, 2001, compared to net income of $1,817,393, or $3.20 per limited partnership unit, for the three months ended March 31, 2000.

The increase in net income is primarily due to an increase rental and other income, decrease in depreciation, management fees and interest expense, partially offset by a decrease in interest income as well as increases in operating and administration expenses.

The increase in the rental income for the three months ended March 31, 2001, as compared to the same period in 2000, is primarily due to the recognition of $950,130 of deferred revenue related to the three Rejected Leases. In addition, the rental income for the three months ended March 31, 2001 was increased by $52,088 for the lease on the rejected aircraft from March 12, 2001 through April 12, 2001. These increases were partially offset by the fact that the three rejected aircraft earned $674,126 less during the period ended March 31, 2001 compared to the same period in 2000 due to the TWA bankruptcy discussed above, and the eleven Accepted aircraft earned $72,777 less income during March 2001 when compared to the same period in 2000.

Interest income decreased during the three months ended March 31, 2001, as compared to the same period in 2000, primarily due to lower average cash reserves and lower average interest rates over the same period.

Other income increased during the three months ended March 31, 2001, as compared to the same period in 2000, primarily due to the receipt of default interest from TWA as result of late rental payments, which were cured, for eleven of the aircraft, on March 12, 2001 as discussed above.

Depreciation expense decreased during the three months ended March 31, 2001, as compared to the same period in 2000, primarily due to the downward adjustment to the book value of the aircraft in the fourth quarter 2000. This was partially offset by a downward adjustment of the estimated residual value and decrease in the remaining economic life of the aircraft.

Management fees decreased during the three months ended March 31, 2001, as compared to the same period in 2000 primarily due to the amortization of accrued management fees during 2001, as discussed above.

Interest expense decreased during the three months ended March 31, 2001, as compared to the same period in 2000, due to the continued payments made on the notes payable for the TWA hushkits.

Operating expense increased during the three months ended March 31, 2001, as compared to the same period in 2000, primarily due to an increase in continuing legal expenses related to Viscount.

Administration and other expenses increased during the three months ended March 31, 2001, as compared to the same period in 2000, primarily due to an increase in printing and postage costs related to the 8-K filing during 2001. This was partially offset by a decrease in bank and consulting fees incurred for the research and reissue of a large number of investor distribution checks during 2000.


Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA Airlines LLC, for the eleven Assumed Leases as discussed above, during the three months ended March 31, 2001, except for the March 2001 lease payment for one of the Assumed Leases, which was received on April 5. This amount was included in rent and other receivables on the balance sheet at March 31, 2001. Additionally, on March 13, 2001, the Partnership received one lease payment, at the old lease rate, for one of the Rejected Leases.

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

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 2001 and 2000 were $2,249,879, or $4.50 per limited partnership unit, and $1,974,893, or $3.95 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section and the receipt of rental payments from TWA. Future cash distributions are expected to be materially affected by the lower lease rates earned under the Assumed Leases with American.

                           Part II. Other Information
                           --------------------------


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 2000 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are several pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services, Inc. (Viscount) Bankruptcy - In connection with the lawsuit by First Security Bank, National Association, as owner trustee for the Partnership (FSB), against BAE Aviation, Inc. and the counterclaim by STS Services, Inc., Piping Design Services, Inc., dba PDS Technical Services, and BAE Aviation, Inc. (collectively Claimants) on January 30, 2001, the Arizona Court of Appeals affirmed summary judgment in favor of FSB et al and against Claimants and granted the request by FSB et al for an award of attorney's fees for the appeal. The time for Claimants to seek reconsideration of the decision by the Court of Appeals or review by the Supreme Court of Arizona expired without any filing.

Counsel for FSB et al has previously been awarded legal fees against Claimants in the amount of $159,374 for fees and costs associated with the trial court proceedings, plus post-award interest. In addition, counsel was awarded legal fees against Claimants at the appellate court level, in the amount of $27,800 fees and $2,239 costs. As of this date, none of the fees and costs have been received.

Other Proceedings - Item 10 in Part III of the Partnership's 2000 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


Item 6.    Exhibits and Reports on Form 8-K

a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        27.     Financial Data Schedule (in electronic format only).

b)      Reports on Form 8-K

        During the quarterly period ended March 31, 2001, Polaris Aircraft Income Fund II Filed a report on form 8-K dated February 28, 2001.

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

                                       POLARIS AIRCRAFT INCOME FUND II,
                                       A California Limited Partnership
                                       (Registrant)
                                       By: Polaris Investment
                                       Management Corporation,
                                       General Partner




       May 14, 2001                 By:  /S/Edwin Forti
     ----------------                    ----------------------
                                         Edwin Forti, President