Form 10-Q
period 2001-06-30
POLARIS AIRCRAFT INCOME FUND II
filed 2001-08-14
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 ---------------

                                    FORM 10-Q

                                 ---------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

            FORM 10-Q - For the Quarterly Period Ended June 30, 2001




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 2001 and
                  December 31, 2000............................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 2001 and 2000.................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 2000
                  and Six Months Ended June 30, 2001...........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 2001 and 2000.................................6

              e)  Notes to Financial Statements................................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........11



Part II.      Other Information

         Item 1.      Legal Proceedings.......................................15

         Item 6.      Exhibits and Reports on Form 8-K........................15

         Signature    ........................................................17

                          Part 1. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)
                                                       June 30,    December 31,
                                                         2001          2000
                                                         ----          ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 17,866,510   $ 19,195,305

RENT AND OTHER RECEIVABLES net of
allowance for credit losses of $85,000 and
$85,000 in 2001 and 2000                                 490,482        852,618

AIRCRAFT, held for sale                                  706,622        820,275

AIRCRAFT, net of accumulated depreciation of
   $81,415,407 in 2001 and $79,276,053 in 2000         8,971,265     11,110,619

OTHER ASSETS                                                --           13,915
                                                    ------------   ------------

        Total Assets                                $ 28,034,879   $ 31,992,732
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    562,430   $    295,334

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           615,830        605,896

DEFERRED INCOME                                        3,189,048      5,719,554

NOTES PAYABLE                                               --          493,388
                                                    ------------   ------------

        Total Liabilities                              4,367,308      7,114,172
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (3,460,480)    (3,448,329)
   Limited Partners, 499,973 units
      issued and outstanding                          27,128,051     28,326,889
                                                    ------------   ------------

        Total Partners' Capital                       23,667,571     24,878,560
                                                    ------------   ------------

        Total Liabilities and Partners' Capital     $ 28,034,879   $ 31,992,732
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                         --------                 --------

                                     2001        2000        2001        2000
                                     ----        ----        ----        ----
REVENUES:
   Rent from operating leases     $2,275,181  $3,145,675  $5,676,172  $6,291,351
   Interest                          210,958     282,863     456,437     542,732
   Other                                --          --        41,056        --
                                  ----------  ----------  ----------  ----------

           Total Revenues          2,486,139   3,428,538   6,173,665   6,834,083
                                  ----------  ----------  ----------  ----------

EXPENSES:
   Depreciation                    1,096,351   1,265,014   2,253,007   2,530,028
   Management fees to general
     partner                          11,760     121,617      57,856     243,234
   Operating                         145,261       8,645     170,613      15,505
   Interest                            5,844     100,263      13,525     232,560
   Administration and other          237,923      93,274     306,567     155,638
                                  ----------  ----------  ----------  ----------

           Total Expenses          1,497,139   1,588,813   2,801,568   3,176,965
                                  ----------  ----------  ----------  ----------

NET INCOME                        $  989,000  $1,839,725  $3,372,097  $3,657,118
                                  ==========  ==========  ==========  ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER            $  197,362  $  205,868  $  446,158  $  421,512
                                  ==========  ==========  ==========  ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS            $  791,638  $1,633,857  $2,925,939  $3,235,606
                                  ==========  ==========  ==========  ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT               $     1.58  $     3.27  $     5.85  $     6.47
                                  ==========  ==========  ==========  ==========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                          Year Ended December 31, 2000 and
                                           Six Months Ended June 30, 2001
                                           ------------------------------

                                        General         Limited
                                        Partner        Partners        Total
                                        -------        --------        -----


Balance, December 31, 1999           $ (3,287,469)  $ 44,244,433   $ 40,956,964

   Net income                             683,539     (8,317,954)    (7,634,415)

   Cash distributions to partners        (844,399)    (7,599,590)    (8,443,989)
                                     ------------   ------------   ------------

Balance, December 31, 2000             (3,448,329)    28,326,889     24,878,560

   Net income                             446,158      2,925,939      3,372,097

   Cash distributions to partners        (458,309)    (4,124,777)    (4,583,086)
                                     ------------   ------------   ------------

Balance, June 30, 2001               $ (3,460,480)  $ 27,128,051   $ 23,667,571
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                     -------------------------

                                                         2001          2000
                                                         ----          ----
OPERATING ACTIVITIES:
    Net income                                      $  3,372,097   $  3,657,118
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                     2,253,007      2,530,028
      Changes in operating assets and liabilities:
         Decrease (increase) in rent and other
           receivables                                   362,136         (8,730)
         Decrease in other assets                         13,915          1,050
         Increase in payable to affiliates               267,096         17,202
         Increase in accounts payable
           and accrued liabilities                         9,934         10,662
         Increase (decrease) in deferred income       (2,530,506)       848,649
                                                    ------------   ------------

           Net cash provided by operating
             activities                                3,747,679      7,055,979
                                                    ------------   ------------

FINANCING ACTIVITIES:
    Principal payments on notes payable                 (493,388)    (2,706,237)
    Cash distributions to partners                    (4,583,086)    (4,277,547)
                                                    ------------   ------------

           Net cash used in financing
             activities                               (5,076,474)    (6,983,784)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
    EQUIVALENTS                                       (1,328,795)        72,195

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                               19,195,305     18,789,625
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                   $ 17,866,510   $ 18,861,820
                                                    ============   ============


SUPPLEMENTAL INFORMATION:
    Interest paid                                   $     12,841   $    233,763
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

The amount and timing of the Partnership's distributions of cash available for distribution depends upon many factors, including whether the General Partner is able to collect any amounts in respect of the administrative and other claims filed with the Bankruptcy Court. The amount of cash available for distribution for the quarter ended March 31, 2001 was not materially different from the corresponding quarter in 2000, but the General Partner expects the amount of cash available for distribution for the subsequent quarters in 2001 to be materially less.

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

In accordance with generally accepted accounting principles (GAAP), the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Prior Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Prior Lease, resulting in balances of deferred rental income and accrued management fees of $5,068,954 and $232,533, respectively as of March 12, 2001. Since the Prior Leases were effectively modified on March 12, 2001, the Partnership must recognize the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $950,130 and $38,432 were recognized as income in March 2001. For the eleven Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft will be recognized over the new lease terms, ranging from 7 months to 33 months as of March 31, 2001. During the quarter ended June 30, 2001, deferred revenue of $955,183 and accrued management fees of $54,237 were recognized as income.


3.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                               Payments for
                                            Three Months Ended     Payable at
                                               June 30, 2001      June 30, 2001
                                               -------------      -------------

Aircraft Management Fees                          $   --             $333,590

Out-of-Pocket Administrative
    Expense Reimbursement                          327,936            228,839
                                                  --------           --------

                                                  $327,936           $562,429
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

5.       New Accounting Pronouncements

On January 1, 2001, the Partnership adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS 138, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The
Partnership does not own any derivative instruments, and as such, the implementation of this statement did not have a material impact on the Partnership's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2001, Polaris Aircraft Income Fund II, a California limited partnership (the "Partnership") owns fourteen McDonnell Douglas DC-9-30 aircraft (the "Aircraft"). Prior to the closing of the transactions described below, all of the Aircraft were on lease to Trans World Airlines, Inc. ("TWA") (collectively, the "Prior Leases"). As a result of the transactions described below, eleven of the Aircraft are now on lease to Trans World Airlines, LLC
(TWA), and the three remaining Aircraft are no longer on lease to any operator and are being actively remarketed for sale.


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

The amount and timing of the Partnership's distributions of cash available for distribution depends upon many factors, including whether the General Partner is able to collect any amounts in respect of the administrative and other claims filed with the Bankruptcy Court. The amount of cash available for distribution for the quarter ended March 31, 2001 was not materially different from the corresponding quarter in 2000, but the General Partner expects the amount of cash available for distribution for the subsequent quarters in 2001 to be materially less.

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

In accordance with generally accepted accounting principles (GAAP), the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Prior Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Prior Lease, resulting in balances of deferred rental income and accrued management fees of $5,068,954 and $232,533, respectively as of March 12, 2001. Since the Prior Leases were effectively modified on March 12, 2001, the

Partnership must recognize the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $950,130 and $38,432 were recognized as income in March 2001. For the eleven Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft will be recognized over the new lease terms, ranging from 7 months to 33 months as of March 31, 2001. During the quarter ended June 30, 2001, deferred revenue of $955,183 and accrued management fees of $54,237 were recognized as income.


Partnership Operations

The Partnership recorded net income of $989,000, or $1.58 per limited partnership unit, for the three months ended June 30, 2001, compared to net income of $1,839,725, or $3.27 per limited partnership unit, for the three months ended June 30, 2000. The Partnership recorded net income of $3,372,097, or $5.85 per limited partnership unit, for the six months ended June 30, 2001, compared to net income of $3,657,118, or $6.47 per limited partnership unit, for the six months ended June 30, 2000.

The decrease in net income is primarily due to decreased rental and interest revenue and increased operating and administration expenses, partially offset by decreased depreciation, interest expense, and management fees and increased other revenue as discussed below.

Rent from operating leases decreased to $2,275,181 and $5,676,172 in the three and six months ended June 30, 2001, as compared to $3,145,675 and $6,291,351 for the respective periods in 2000. This was primarily due to the TWA bankruptcy and acquisition of TWA by American Airlines. Three of the Partnerships 14 leases were rejected by American, and the monthly rental rate for the 11 Accepted Aircraft was reduced from $85,000 each to $40,000 each. This decrease was partially offset by the recognition of deferred revenue of $955,181 and $2,530,504 in the three and six months ended June 30, 2001. As discussed in Note 2, the deferred revenue existing at the time of the lease revisions in March 2001 is being recognized over the new lease terms for the Accepted Aircraft, while it was recognized upon lease rejection for the three Rejected Aircraft.

Interest income decreased during the three and six months ended June 30, 2001, as compared to the same periods in 2000, primarily due to lower average cash reserves and a lower rate of return on those cash reserves.

Other income increased during the six months ended June 30, 2001, as compared to the same period in 2000, primarily due to the receipt of default interest from TWA as a result of late rental payments, which were cured, for eleven of the aircraft, on March 12, 2001 as discussed above.

Depreciation expense decreased during the three and six months ended June 30, 2001, as compared to the same periods in 2000, primarily due to the downward adjustment to the book value of the aircraft in the fourth quarter 2000. At June 30, 2001, three of the Partnership's aircraft were classified as held for sale and were carried at the lower of cost or fair value less cost to sell.

Operating expense increased during the three and six months ended June 30, 2001, as compared to the same periods in 2000, primarily due to maintenance and storage related costs associated with the return of the three Rejected Aircraft.

Administration and other expenses increased during the three and six months ended June 30, 2001, as compared to the same periods in 2000, primarily due to legal and printing and postage costs incurred in connection with the TWA Bankruptcy.


Interest expense decreased during the three and six months ended June 30, 2001, as compared to the same periods in 2000, due to the final payoff of the notes payable for the TWA hushkits.

Management fees decreased during the three and six months ended June 30, 2001 as compared to the same periods in 2000, primarily due to the lower monthly rentals earned on the eleven aircraft that remain on lease with TWA as well as the amortization of accrued management fees of $54,237 and $100,239 during the three and six months ended June 30, 2001, which are being amortized similar to deferred revenue as discussed above.




Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA Airlines LLC, for the eleven Assumed Leases as discussed above, during the six months ended June 30, 2001.

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

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 2001 and 2000 were $1,874,899, or $3.75 per limited partnership unit and $1,874,899, or $3.75 per unit, respectively. Cash distributions to limited partners during the six months ended June 30, 2001 and 2000 were $4,124,777, or $8.25 per limited partnership unit and $3,849,792, or $7.70 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section and the receipt of rental payments from TWA. The distributions made on July 16, 2001, were supplemented by a lowering of remarketing reserves and were, therefore, exceptionally large.
Future cash distributions are expected to be materially affected by the lower lease rates earned under the Assumed Leases.

                           Part II. Other Information
                           --------------------------


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 2000 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 2001, there are several pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services, Inc. (Viscount) Bankruptcy - In connection with the lawsuit by Wells Fargo Bank Northwest, N.A., fka First Security Bank, National Association, as owner trustee for the Partnership (FSB), against BAE Aviation, Inc. and the counterclaim by STS Services, Inc., Piping Design Services, Inc., dba PDS Technical Services, and BAE Aviation, Inc., a repayment of the attorney fees and costs incurred by FSB et al. on appeal was secured by a supersedeas bond issued by Reliance Insurance Company in the amount of $200,000. The surety wired $236,590 in full satisfaction of the attorney fees and costs awards to FSB et al. FSB acknowledged satisfaction of the attorney fees and costs obligation and the supersedeas bond was exonerated. This payment finally resolves the litigation.

Kepford, et al. V. Prudential Securities, et al. - In connection with the action filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV,
Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr, on June 5, 2001, the remaining plaintiffs who did not ask the court to dismiss their claims, Gerald and Judy Beckman, made a motion to retain the case on the docket of the District Court of Harris County, Texas with respect to their purported claims against all defendants except Prudential Insurance Company of America and James J. Darr. On June 27, 2001, the Court entered a docket control order providing for a schedule for discovery and a trial date of December 3, 2001.

Other Proceedings - Item 10 in Part III of the Partnership's  2000 Form 10-K and
Item 1 of Part II of the Partnership's Form 10-Q for the period ended March 31, 2001 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.



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

                                             POLARIS AIRCRAFT INCOME FUND II,
                                             A California Limited Partnership
                                             (Registrant)
                                             By: Polaris Investment
                                                 Management Corporation,
                                                 General Partner




       August 13, 2001                           By:  /S/Steve Yost
  ------------------------                            -------------
                                                      for Keith Helming
                                                      Chief Financial Officer