Form 10-Q
period 2001-09-30
POLARIS AIRCRAFT INCOME FUND II
filed 2001-11-13
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 ---------------

                                    FORM 10-Q

                                 ---------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

          FORM 10-Q - For the Quarterly Period Ended September 30, 2001




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets -September 30, 2001 and
                  December 31, 2000...........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 2001 and 2000...........................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 2000
                  and Nine Months Ended September 30, 2001....................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 2001 and 2000...........................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........11



Part II.      Other Information

         Item 1.      Legal Proceedings......................................16

         Item 6.      Exhibits and Reports on Form 8-K.......................16

         Signature    .......................................................17

                          Part 1. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,   December 31,
                                                        2001            2000
                                                        ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 12,223,542   $ 19,195,305

RENT AND OTHER RECEIVABLES net of
allowance for credit losses of $85,000 and
$85,000 in 2001 and 2000                                 450,483        852,618

AIRCRAFT, held for sale                                  750,000      1,312,330

AIRCRAFT, net of accumulated depreciation of
   $74,632,261 in 2001 and $71,709,122 in 2000         7,695,424     10,618,564

OTHER ASSETS                                                --           13,915
                                                    ------------   ------------

        Total Assets                                $ 21,119,449   $ 31,992,732
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    401,707   $    295,334

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           612,439        605,896

DEFERRED INCOME                                        2,536,473      5,719,554

NOTES PAYABLE                                               --          493,388
                                                    ------------   ------------

        Total Liabilities                              3,550,619      7,114,172
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (3,521,528)    (3,448,329)
   Limited Partners, 499,973 units
      issued and outstanding                          21,090,358     28,326,889
                                                    ------------   ------------

        Total Partners' Capital                       17,568,830     24,878,560
                                                    ------------   ------------

        Total Liabilities and Partners' Capital     $ 21,119,449   $ 31,992,732
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                          Three Months Ended         Nine Months Ended
                                             September 30,              September 30,
                                             -------------              -------------

                                           2001          2000         2001         2000
                                           ----          ----         ----         ----

REVENUES:
   Rent from operating leases          $ 1,977,910   $ 3,145,675  $ 7,654,082  $ 9,437,026
   Interest                                116,707       304,674      573,144      847,406
   Other                                     4,864          --         45,920         --
                                       -----------   -----------  -----------  -----------

           Total Revenues                2,099,481     3,450,349    8,273,146   10,284,432
                                       -----------   -----------  -----------  -----------

EXPENSES:
   Depreciation                          1,232,463     1,265,014    3,485,470    3,795,042
   Management fees to general partner       32,117       121,617       89,973      364,851
   Operating                                54,887         7,270      225,500       22,775
   Interest                                   --          67,464       13,525      300,024
   Legal                                   103,131           436      227,423        4,040
   Administration and other                 81,541        68,495      263,816      220,529
                                       -----------   -----------  -----------  -----------

           Total Expenses                1,504,139     1,530,296    4,305,707    4,707,261
                                       -----------   -----------  -----------  -----------

NET INCOME                             $   595,342   $ 1,920,053  $ 3,967,439  $ 5,577,171
                                       ===========   ===========  ===========  ===========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                 $   608,360   $   206,672  $ 1,054,518  $   628,184
                                       ===========   ===========  ===========  ===========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                 $   (13,018)  $ 1,713,381  $ 2,912,921  $ 4,948,987
                                       ===========   ===========  ===========  ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                    $     (0.03)  $      3.43  $      5.83  $      9.90
                                       ===========   ===========  ===========  ===========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                           Year Ended December 31, 2000 and
                                         Nine Months Ended September 30, 2001
                                         ------------------------------------

                                       General         Limited
                                       Partner        Partners         Total
                                       -------        --------         -----


Balance, December 31, 1999           $ (3,287,469)  $ 44,244,433   $ 40,956,964

   Net income (loss)                      683,539     (8,317,954)    (7,634,415)

   Cash distributions to partners        (844,399)    (7,599,590)    (8,443,989)
                                     ------------   ------------   ------------

Balance, December 31, 2000             (3,448,329)    28,326,889     24,878,560

   Net income                           1,054,518      2,912,921      3,967,439

   Cash distributions to partners      (1,127,717)   (10,149,452)   (11,277,169)
                                     ------------   ------------   ------------

Balance, September 30, 2001          $ (3,521,528)  $ 21,090,358   $ 17,568,830
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------

                                                        2001           2000
                                                        ----           ----
OPERATING ACTIVITIES:
    Net income                                     $  3,967,439   $  5,577,171
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                    3,485,470      3,795,042
      Changes in operating assets and liabilities:
         Decrease (increase) in rent and other
           receivables                                  402,135         (8,693)
         Decrease (increase) in other assets             13,915        (11,637)
         Increase in payable to affiliates              106,373         52,074
         Increase (decrease) in accounts payable
           and accrued liabilities                        6,543        (48,319)
         Increase (decrease) in deferred income      (3,183,081)     1,272,973
                                                   ------------   ------------

           Net cash provided by operating
             activities                               4,798,794     10,628,611
                                                   ------------   ------------

FINANCING ACTIVITIES:
    Principal payments on notes payable                (493,388)    (4,108,149)
    Cash distributions to partners                  (11,277,169)    (6,360,768)
                                                   ------------   ------------

           Net cash used in financing
             activities                             (11,770,557)   (10,468,917)
                                                   ------------   ------------

CHANGES IN CASH AND CASH
    EQUIVALENTS                                      (6,971,763)       159,694

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                              19,195,305     18,789,625
                                                   ------------   ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                  $ 12,223,542   $ 18,949,319
                                                   ============   ============


SUPPLEMENTAL INFORMATION:
    Interest paid                                  $     12,841   $    301,850
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

With respect to the three Aircraft that American did not elect to acquire, TWA officially rejected the Prior Leases applicable to these Aircraft (collectively, the "Rejected Leases") as of April 20, 2001. One of these aircraft was leased to TWA for the period of March 12, 2001 to April 12, 2001 for $85,000. All three Aircraft have been returned to the Partnership. As aircraft are returned to the Partnership they are parked in storage in Arizona while the General Partner remarkets them for sale. In addition, the General Partner is in the process of filing administrative claims in the TWA bankruptcy proceeding in an effort to recover (i) the fair value of TWA's actual use, if any, of these three Aircraft during the 60-day period following TWA's filing of its bankruptcy petition, and
(ii) claims relating to these Aircraft for the period from March 12, 2001 (the expiration of the 60-day automatic stay period after the filing of bankruptcy petition) to April 20, 2001, the date on which these Prior Leases were rejected by TWA. Furthermore, it is anticipated that the General Partner will also file general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the claims or be able to collect any amounts out of the TWA bankruptcy estate, either in respect of administrative claims or other claims.

Effect of the TWA Bankruptcy

As previously disclosed in the 8-K, the TWA bankruptcy is expected to have a material adverse effect on the Partnership's results of operations and financial position. As a result of the TWA bankruptcy and the transactions with American described above, aggregate rentals to be received by the Partnership in 2001 have been reduced from approximately $14.3 million, had all fourteen aircraft remained on lease at the former lease rate, to approximately $6.2 million, and the average lease term for the eleven Aircraft that remain on lease has been reduced from 47 to 24 months remaining at December 31, 2000. Three of the Partnership's Aircraft, would have been expected to generate aggregate rentals in 2001 under the terms of the Prior Leases of approximately $3.0 million (included in the $14.3 million above). As of September 30, 2001 a total of four aircraft were being marketed for sale at scrap value (which the General Partner believes will be materially less than the aggregate rental amount).

The amount and timing of the Partnership's distributions of cash available for distribution depends upon many factors, including whether the General Partner is able to collect any amounts in respect to the administrative and other claims filed with the Bankruptcy Court. The amount of cash available for distribution for the quarter ended March 31, 2001 was not materially different from the corresponding quarter in 2000, however, after the distribution of July 16, 2001, as discussed under Cash Distributions, below, the General Partner expects the amount of cash available for distribution for the subsequent quarters in 2001 to be materially less.

The Accounting Treatment of the TWA Transaction

As a result of the TWA bankruptcy and the modified lease terms reflected in the Assumed Leases, the Partnership was required to review the carrying value of the Aircraft pursuant to applicable accounting standards including Statement of Financial Accounting Standards ("SFAS") 121. Any downward adjustment in the estimated residual value or decrease in the projected remaining economic life of any of the Aircraft dictates an increase in depreciation expense over the projected economic life of such Aircraft. Further, if the projected net cash flow for any of the Aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of such Aircraft, an impairment loss must be recorded. After a review of the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in the fourth quarter of 2000 of approximately $15 million, or $30.09 per limited partnership unit.

In accordance with GAAP, the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Prior Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Prior Lease, resulting in balances of deferred rental income and accrued management fees of $5,068,954 and $232,533, respectively as of March 12, 2001. Since the Prior Leases were effectively modified on March 12, 2001, the Partnership must recognize the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $950,130 and $38,432 were recognized as income in March 2001. For the eleven Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft will be recognized over the new lease terms, ranging from 4 months to 30 months as of March 31, 2001. During the quarter ended September 30, 2001, deferred revenue of $652,578 and accrued management fees of $31,216 were recognized as income. The remaining lease terms as of September 30, 2001 range from 5 months to 24 months.


3.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                            Payments for
                                         Three Months Ended       Payable at
                                         September 30, 2001   September 30, 2001
                                         ------------------   ------------------

Aircraft Management Fees                    $   -                  $365,707

Out-of-Pocket Administrative
    Expense Reimbursement                    437,315                 36,000
                                            --------               --------

                                            $437,315               $401,707
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

5.       Impairment Loss

The Partnership recognized impairment losses on aircraft held for sale aggregating approximately $200,000, as increased depreciation expense in the quarter ended September 30, 2001. As discussed in Note 7, on October 19, 2001 the Partnership sold three of its aircraft held for sale on an "as-is, where-is" basis for an aggregate $565,000. The negotiations for this sale were in advanced stages as of September 30, 2001 and, as a result, the Partnership reviewed carrying values of aircraft held for sale as of September 30, 2001. In determining the impairment loss the Partnership estimated the fair value of the aircraft based on the sales price less estimated cost to sell. The Partnership recorded an impairment loss to the extent the carrying value exceeded the estimated fair value as of September 30, 2001. Management believes the assumptions related to fair value of impaired assets represents best estimates based on reasonable and supportable projections.

In addition, the Partnership made downward adjustments to the estimated residual value of certain of its aircraft on-lease as of September 30, 2001. This decrease reflected the weakening used aircraft market and reflected the additional facts and circumstances resulting from the advanced negotiations with Aeroturbine, which resulted in a sale of three held for sale aircraft on October 19, 2001. As a result, the Partnership decreased the residual values as of September 30, 2001 to reflect the depressed market. This decrease in residual values will be reflected in greater depreciation expense over the remaining life of the aircraft, which range from 5 months to 24 months as of September 30, 2001.


6.       New Accounting Pronouncements

On January 1, 2001, the Partnership adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" , as amended by SFAS 138, which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Partnership does not own any derivative instruments, and as such, the implementation of this statement did not have a material impact on the Partnership's financial position or results of operations.

7.       Subsequent Event

On October 19, 2001 Aeroturbine Inc. purchased three of the Partnership's aircraft that were held for sale on an "as-is, where-is" basis for $565,000. All proceeds of the sale were received by October 19, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2001, Polaris Aircraft Income Fund II, a California limited partnership (the "Partnership") owns fourteen McDonnell Douglas DC-9-30 aircraft (the "Aircraft"). Prior to the closing of the transactions described below, all of the Aircraft were on lease to Trans World Airlines, Inc. ("TWA") (collectively, the "Prior Leases"). As a result of the transactions described below, at September 30, 2001, ten of the Aircraft were on lease to Trans World Airlines, LLC (TWA), and the four remaining Aircraft were no longer on lease to any operator and were being actively remarketed for sale.


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

With respect to the three Aircraft that American did not elect to acquire, TWA officially rejected the Prior Leases applicable to these Aircraft (collectively, the "Rejected Leases") as of April 20, 2001. One of these aircraft was leased to TWA for the period of March 12, 2001 to April 12, 2001 for $85,000. All three Aircraft have been returned to the Partnership. As aircraft are returned to the Partnership they are parked in storage in Arizona while the General Partner remarkets them for Sale. In addition, the General Partner is in the process of filing administrative claims in the TWA bankruptcy proceeding in an effort to recover (i) the fair value of TWA's actual use, if any, of these three Aircraft during the 60-day period following TWA's filing of its bankruptcy petition, and
(ii) claims relating to these Aircraft for the period from March 12, 2001 (the expiration of the 60-day automatic stay period after the filing of bankruptcy petition) to April 20, 2001, the date on which these Prior Leases were rejected by TWA. Furthermore, it is anticipated that the General Partner will also file general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the claims or be able to collect any amounts out of the TWA bankruptcy estate, either in respect of administrative claims or other claims.

Effect of the TWA Bankruptcy

As previously disclosed in the 8-K, the TWA bankruptcy is expected to have a material adverse effect on the Partnership's results of operations and financial position. As a result of the TWA bankruptcy and the transactions with American described above, aggregate rentals to be received by the Partnership in 2001 have been reduced from approximately $14.3 million, had all fourteen aircraft remained on lease at the former lease rate, to approximately $6.2 million, and the average lease term for the eleven Aircraft that remain on lease has been reduced from 47 to 24 months remaining at December 31, 2000. Three of the Partnership's Aircraft, would have been expected to generate aggregate rentals in 2001 under the terms of the Prior Leases of approximately $3.0 million (included in the $14.3 million above). As of September 30, 2001 a total of four aircraft were being marketed for sale at scrap value (which the General Partner believes will be materially less than the aggregate rental amount).

The amount and timing of the Partnership's distributions of cash available for distribution depends upon many factors, including whether the General Partner is able to collect any amounts in respect to the administrative and other claims filed with the Bankruptcy Court. The amount of cash available for distribution for the quarter ended March 31, 2001 was not materially different from the corresponding quarter in 2000, however, after the distribution of July 16, 2001, as discussed under Cash Distributions, below, the General Partner expects the amount of cash available for distribution for the subsequent quarters in 2001 to be materially less.

The Accounting Treatment of the TWA Transaction

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

In accordance with GAAP, the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Prior Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Prior Lease, resulting in balances of deferred rental income and accrued management fees of $5,068,954 and $232,533, respectively as of March 12, 2001. Since the Prior Leases were effectively modified on March 12, 2001, the Partnership must recognize the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $950,130 and $38,432 were recognized as income in March 2001. For the eleven Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft will be recognized over the new lease terms, ranging from 4 months to 30 months as of March 31, 2001. During the quarter ended September 30, 2001, deferred revenue of $652,578 and accrued management fees of $31,216 were recognized as income. The remaining lease terms as of September 30, 2001 range from 5 months to 24 months.

Terrorist Attacks

On September 11, 2001, terrorists high-jacked and crashed four commercial jet aircraft in the United States, with attendant significant loss of life, property damage and economic disruption. As a result, air travel in the United States was suspended for several days, restrictions have been placed on United States air travel, airline costs such as aircraft insurance and aircraft security have increased and passenger demand for air travel has significantly declined. These events may also affect the ability of airlines to obtain insurance. Consequently, lessees are likely to incur higher costs and lower revenues, which would adversely impact their financial position. Most U.S. carriers have already announced their intention of furloughing a significant percentage of their workforce. Any additional terrorist attacks or any military or economic responses by the United States may further increase airline costs and cause further declines in air travel demand.

The on-going effects of the terrorist attacks of September 11, 2001 on the airline industry cannot be completely assessed at this time. The U.S. and European governments are considering providing grants, loan guarantees and other forms of financial assistance to help stabilize the industry. These economic conditions, particularly if they continue, may affect the lessee's ability to make rent payments, and may reduce the value of the aircraft.

Impairment Loss

The Partnership recognized impairment losses on aircraft held for sale aggregating approximately $200,000, as increased depreciation expense in the quarter ended September 30, 2001. As discussed in Notes 5 and 7, on October 19, 2001 the Partnership sold three of its aircraft held for sale on an "as-is, where-is" basis for an aggregate $565,000. The negotiations for this sale were in advanced stages as of September 30, 2001 and, as a result, the Partnership reviewed carrying values of aircraft held for sale as of September 30, 2001. In determining the impairment loss the Partnership estimated the fair value of the aircraft based on the sales price less estimated cost to sell. The Partnership recorded an impairment loss to the extent the carrying value exceeded the estimated fair value as of September 30, 2001. Management believes the assumptions related to fair value of impaired assets represents best estimates based on reasonable and supportable projections.

In addition, the partnership made downward adjustments to the estimated residual value of certain of its aircraft on-lease as of September 30, 2001. This decrease reflected the weakening used aircraft market and reflected the additional facts and circumstances resulting from the advanced negotiations with Aeroturbine, which resulted in a sale of three held for sale aircraft on October 19, 2001. As a result, the Partnership decreased the residual values as of September 30, 2001 to reflect the depressed market. This decrease in residual values will be reflected in greater depreciation expense over the remaining life of the aircraft, which range from 5 months to 24 months as of September 30, 2001.

Sale of Aircraft

On October 19, 2001 Aeroturbine Inc. purchased three of the Partnership's aircraft that were held for sale on an "as-is, where-is" basis for $565,000. All proceeds of the sale were received by October 19, 2001.


Partnership Operations

The Partnership recorded net income of $595,342, or net loss of $0.03 per limited partnership unit, for the three months ended September 30, 2001, compared to net income of $1,920,053, or $3.43 per limited partnership unit, for the three months ended September 30, 2000. The Partnership recorded net income of $3,967,439, or $5.83 per limited partnership unit, for the nine months ended September 30, 2001, compared to net income of $5,577,171, or $9.90 per limited partnership unit, for the nine months ended September 30, 2000.

The decrease in net income is primarily due to decreased rental and interest revenue and increased operating, legal and administration expenses, partially offset by decreased depreciation, interest expense, and management fees and increased other revenue as discussed below.

Rent from operating leases decreased to $1,977,910 and $7,654,082 in the three and nine months ended September 30, 2001, as compared to $3,145,675 and $9,437,026 for the respective periods in 2000. This was primarily due to the TWA bankruptcy and acquisition of TWA by American Airlines. Three of the Partnerships 14 leases were rejected by American, and the monthly rental rate for the 11 Accepted Aircraft was reduced from $85,000 each to $40,000 each. One additional aircraft lease has expired in the quarter ended September 30, 2001, further reducing rental revenue. This decrease was partially offset by the recognition of deferred revenue of $652,578 and $3,183,081 in the three and nine months ended September 30, 2001. As discussed in Note 2, the deferred revenue existing at the time of the lease revisions in March 2001 is being recognized over the new lease terms for the Accepted Aircraft, while it was recognized upon lease rejection for the three Rejected Aircraft.

Interest income decreased during the three and nine months ended September 30, 2001, as compared to the same periods in 2000, primarily due to lower average cash reserves and a lower rate of return on those cash reserves.

Other income increased during the nine months ended September 30, 2001, as compared to the same period in 2000, primarily due to the receipt of default interest from TWA as a result of late rental payments, which were cured, for eleven of the aircraft, on March 12, 2001 as discussed above.

Depreciation expense decreased during the three and nine months ended September 30, 2001, as compared to the same periods in 2000, primarily due to the downward adjustment to the book value of the aircraft in the fourth quarter 2000, and several aircraft not being depreciated for a portion of 2001 as a result of being classified as held for sale. At September 30, 2001, four of the Partnership's aircraft were classified as held for sale and were carried at the lower of cost or fair value less cost to sell. These aircraft were written down to their estimated sales prices based on negotiated values as of September 30, 2001. This resulted in additional depreciation being recognized of $206,622 in the three months ended September 30, 2001.

Management fees decreased during the three and nine months ended September 30, 2001 as compared to the same periods in 2000, primarily due to the lower monthly rentals earned on the ten aircraft that remain on lease with TWA as well as the amortization of accrued management fees of $31,216 and $131,455 during the three and nine months ended September 30, 2001, which are being amortized similar to deferred revenue as discussed above.

Operating expense increased during the three and nine months ended September 30, 2001, as compared to the same periods in 2000, primarily due to maintenance and storage related costs associated with the return of the aircraft held for sale.

Interest expense decreased during the three and nine months ended September 30, 2001, as compared to the same periods in 2000, due to the final payoff of the notes payable for the TWA hushkits in April 2001.

Legal expense increased during the three and nine months ended September 30, 2001, as compared to the same periods in 2000, primarily in connection with the TWA Bankruptcy.

Administration and other expenses increased during the three and nine months ended September 30, 2001, as compared to the same periods in 2000, primarily due to printing and postage costs incurred in connection with the TWA Bankruptcy.

Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA LLC, for the Assumed Leases as discussed above, during the nine months ended September 30, 2001.

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

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 2001 and 2000 were $6,024,675, or $12.05 per limited partnership unit and $1,874,899, or $3.75 per unit, respectively. Cash distributions to limited partners during the nine months ended September 30, 2001 and 2000 were $10,149,452, or $20.30 per limited partnership unit and $5,724,691, or $11.45 per unit, respectively. The Partnership's distributions of cash made during 2001, were supplemented by a reduction of Partnership reserves and were, therefore, larger than the amount the Partnership would have distributed based solely on cash generated from operations. As reported previously the Partnership's cash generated from operations has decreased due to the lower rental revenues from TWA LLC and the off lease aircraft. Due to this decrease, the General Partner expects to distribute any cash that the Partnership has available for distribution on an annual basis, rather than a quarterly basis, beginning in 2002. The General Partner anticipates paying the fourth quarter 2001 distribution of cash available for distribution in January 2002, and paying the next distribution of cash available for distribution in January 2003. If the Partnership completes a substantial sale of Aircraft prior to the date for an expected annual distribution, and as a result the Partnership generates a substantial amount of cash available for distribution, the General Partner would expect to distribute available net sales proceeds following the sale rather than holding such amounts until the date for the annual distribution of cash available for distribution. Notwithstanding the foregoing expectations, the timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section and the receipt of rental payments from TWA LLC.

                           Part II. Other Information
                           --------------------------


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 2000 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended June 30, 2001, there are several pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.


Other Proceedings - Item 10 in Part III of the Partnership's  2000 Form 10-K and
Item 1 of Part II of the Partnership's Form 10-Q for the period ended June 30, 2001 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.




Item 6.       Exhibits and Reports on Form 8-K

a)       Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         None.

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

                                     POLARIS AIRCRAFT INCOME FUND II,
                                     A California Limited Partnership
                                     (Registrant)
                                     By:    Polaris Investment
                                            Management Corporation,
                                            General Partner




       November 7, 2001                     By:     /S/Keith Helming
    ---------------------                           -----------------------
                                                    Keith Helming
                                                    Chief Financial Officer