Form 10-K405
period 2001-12-31
POLARIS AIRCRAFT INCOME FUND II
filed 2002-04-01
CIK 789895

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

                                -----------------


             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                           Commission File No. 33-2794

                        POLARIS AIRCRAFT INCOME FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  CALIFORNIA                             94-2985086
     ------------------------------------        --------------------------
      (State or other jurisdiction of             (IRS Employer I.D. No.)
       incorporation or organization)


   201 HIGH RIDGE ROAD, STAMFORD, CONNECTICUT                      06927
-----------------------------------------------------         ---------------
     (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (203) 357-3776

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

No formal market exists for the units of Limited Partnership interest and therefore there exists no aggregate market value at December 31, 2001.

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

PAIF-II has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other Limited Partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the General Partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance, sell and remarket aircraft for their own accounts and for existing aircraft and aircraft leasing programs managed by them. Further, GECAS provides a significant range of aircraft management services to third parties, including without limitation, Airplanes Group, together with its subsidiaries (APG), which leases and sells aircraft. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the General Partner, its affiliates, APG, and other third parties to whom GECAS provides aircraft management services from time to time.

A brief description of the aircraft owned by the Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to TWA Airlines LLC (TWA LLC) as of December 31, 2001 (the "Current Leases"). See additional discussion of TWA LLC and of Trans World Airlines, Inc. (TWA) in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                               SCHEDULED
                                               NUMBER OF         LEASE
LESSEE                AIRCRAFT TYPE            AIRCRAFT        EXPIRATION             RENEWAL OPTIONS
------                -------------            --------        ----------             ---------------
TWA LLC          McDonnell Douglas DC-9-30        10            Various (1)                  none


(1) On January 10, 2001, TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware for reorganization relief under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Code"). One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement (the "Purchase Agreement") with American Airlines, Inc. ("American") that provided for the sale to American of substantially all of TWA's assets. On February 28, 2001, American presented Polaris Investment Management Corporation (the "General Partner") with a draft letter of intent reflecting a proposal to take assignment of eleven of the fourteen then existing leases (collectively the "Previous Leases") on modified terms and conditions as part of the TWA leased assets that American wished to acquire (collectively the "Assumed Leases"). The General Partner evaluated American's proposal and determined that accepting such a proposal was in the best interests of the Partnership. The lease term, rental and maintenance terms of the Assumed Leases were changed materially under American's proposal from the terms of the Previous Leases. In particular, the monthly rental rate for each Aircraft has been reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry dates of November 27, 2004 and February 7, 2005 under the Previous Leases, provided that the aggregate average number of months for which all eleven Aircraft are on lease to American would not be less than 22 months from and after March 12, 2001. The maintenance condition of the aircraft to be met at lease expiry was eased in favor of TWA LLC, as compared to the corresponding conditions required under the Previous Leases. One of the eleven aircraft was returned in 2001 and was being remarketed as of December 31, 2001.


A discussion of the current market condition for the type of aircraft owned by the Partnership follows. For further information, see Demand for Aircraft in the Industry Update section of Item 7.

MCDONNELL DOUGLAS DC-9-30 - The McDonnell Douglas DC-9-30 ("DC-9-30") is a short- to medium-range twin-engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with Stage 3 noise restrictions. Hushkits have been installed on the remaining Partnership aircraft. Certain ADs applicable to the DC-9-30 have been issued to prevent fatigue cracks and control corrosion as discussed in the Industry Update section of Item 7.


ITEM 2.       PROPERTIES

At December 31, 2001, the Partnership owned ten DC-9-30 aircraft leased to TWA LLC, one DC-9-30 aircraft held for sale on the ground in Arizona, and spare parts inventory out of its original portfolio of 30 aircraft. All leases are operating leases. The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan Am, to aircraft inventory in 1992. These aircraft, which are not included in the following table, were disassembled for sale of their component parts, the remainder of which was sold to Soundair, Inc. in 1998. The Partnership sold one Boeing 727-200 aircraft equipped with a hushkit in February 1995. The Partnership sold the airframe and one engine from the Boeing 737-200 Combi aircraft in March 1996. The Partnership sold the remaining engine along with a Boeing 737-200 in January 1997. The Partnership sold three Boeing 727-200, one McDonnell Douglas DC-9-40 and three DC-9-30 aircraft to Triton Aviation Services II LLC in May 1997 and June 1997. The Partnership sold three DC-9-30 aircraft to Aeroturbine, Inc. in October 2001.

The following table describes the Partnership's aircraft portfolio at December 31, 2001 in greater detail:

                                                                         YEAR OF                  CYCLES
AIRCRAFT TYPE                                 SERIAL NUMBER             MANUFACTURE           AS OF 12/31/01
-------------                                 -------------             -----------           --------------
McDonnell Douglas DC-9-30                        47027                     1967                   89,928
McDonnell Douglas DC-9-30                        47107                     1968                   88,774
McDonnell Douglas DC-9-30                        47135                     1968                   85,851
McDonnell Douglas DC-9-30                        47137                     1968                   85,637
McDonnell Douglas DC-9-30                        47249                     1968                   91,603
McDonnell Douglas DC-9-30                        47251                     1968                   89,722
McDonnell Douglas DC-9-30                        47343                     1969                   88,518
McDonnell Douglas DC-9-30                        47345                     1969                   86,860
McDonnell Douglas DC-9-30                        47357                     1969                   83,335
McDonnell Douglas DC-9-30                        47411                     1969                   84,396
McDonnell Douglas DC-9-30                        47412                     1969                   83,502


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

In May of 1998, Braniff's bankrupt estate made a $200,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $15,385 was allocated to the Partnership based on its pro rata share of the total claims. On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $6,462 was allocated to the Partnership based on its pro rata share of the total claims. On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $8,530 was allocated to the Partnership based on its pro rata share of the total claims.

VISCOUNT AIR SERVICES, INC. (VISCOUNT) BANKRUPTCY - As previously reported in the Partnership's 2000 Form 10-K, all disputes between the Partnership and Viscount have been resolved, and there is no further pending litigation with Viscount. However, when Viscount rejected its lease of one of the Partnership's aircraft ("306 Aircraft"), as authorized by the Bankruptcy Court, the 306 Aircraft was located at a maintenance facility called BAE Aviation, Inc. dba Tucson Aerospace (BAE). BAE and its subcontractors STS Services, Inc. and Piping Design Services, Inc., dba PDS Technical Services asserted mechanics' liens over the 306 Aircraft.

On May 22, 1996, Wells Fargo Bank Northwest, National Association (f/k/a First Security Bank, National Association), as owner trustee ("FSB"), filed suit in the Superior Court of Arizona in Pima County to recover the 306 Aircraft. After FSB filed a bond in the penal amount of $1,371,000, the Claimants in the action released the 306 Aircraft and filed a claim against the Bond. FSB filed a motion for summary judgment on all claims raised by the Claimants in the counterclaim. The Superior Court granted the motion and entered judgment on October 30, 1998 dismissing the counterclaim and exonerating the Bond. The Court stayed exoneration of the Bond pending appeal by the Claimants. FSB filed a motion seeking recovery of its attorneys' fees and costs incurred in defending the litigation, and the Court entered an order awarding $159,374 to FSB, GE Capital Aviation Services, Inc. and Federal Insurance Company, as surety, for partial reimbursement of their attorneys' fees and expenses.

On March 20, 2000, the Superior Court entered an order denying the Claimant's motion for a new trial and denied FSB's supplemental application for award of attorneys' fees and expenses. The Claimants filed an appeal on April 18, 2000 to Division 2 of the Arizona Court of Appeals. The matter was fully briefed; the Court of Appeals heard oral argument and on January 31, 2001, affirmed the grant of summary judgement in favor of FSB, GECAS and the surety and against the Claimants. The Court granted the request by FSB et al for an award of attorney's fees for the appeal. The time for Claimants to seek reconsideration of the decision by the Court of Appeals or review by the Supreme Court of Arizona expired without any filing. This finalized the award of summary judgment in favor of FSB et al and resulted in exoneration of the Bond.

Counsel for FSB et al has previously been awarded legal fees against Claimants in the amount of $159,374 for fees and costs associated with the trial court proceedings, plus post-award interest. In addition, counsel was awarded legal fees against Claimants at the appellate court level, in the amount of $27,800 fees and $2,239 costs. All fee and costs awards in favor of FSB et al were paid in full. The litigation has now been fully resolved in favor of FSB et al in all respects.

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

On June 5, 2001, the remaining plaintiffs who did not ask the court to dismiss their claims, Gerald and Judy Beckman, made a motion to retain the case on the docket of the District Court of Harris County, Texas with respect to their purported claims against all defendants except Prudential Insurance Company of America and James J. Darr. On June 27, 2001, the Court entered a docket control order providing for a schedule for discovery and a trial date of December 3, 2001. On October 17, 2001, the remaining plaintiffs entered into a settlement agreement with Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, and General Electric Capital Corporation. The Partnership did not contribute to the settlement payments and has no further liability in respect of such matter.

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

b)       Number of Security Holders:

                                                                        NUMBER OF RECORD HOLDERS
               TITLE OF CLASS                                            AS OF DECEMBER 31, 2001
               --------------                                           -------------------------
         Limited Partnership Interest:                                           13,239

         General Partnership Interest:                                              1


c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning July 1986. Cash distributions to Limited Partners during 2001 and 2000 totaled $11,399,384 and $7,599,590, respectively. Cash distributions per Limited Partnership unit were $22.80 and $15.20 in 2001 and 2000, respectively.

ITEM 6.       SELECTED FINANCIAL DATA

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------ ------------
                                      2001               2000                  1999               1998               1997
                                 ------------       ------------          ------------       ------------       ------------
Revenues                         $ 10,034,851       $ 13,729,468          $ 13,559,480       $ 13,901,118       $ 17,609,635

Net Income (Loss)                   4,325,509         (7,634,415)            6,622,183          3,456,655          4,469,336

Net Income (Loss)
  Allocated to Limited
  Partners                          3,142,429         (8,317,954)            5,742,360          1,607,397          4,424,643

Net Income (Loss) per
  Limited Partnership Unit               6.29             (16.64)                11.49               3.22               8.85

Cash Distributions per
  Limited Partnership
  Unit                                  22.80              15.20                 16.40              37.35              28.70

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                      0.00               1.46**               16.40              37.35              28.70

Total Assets                       19,794,199         31,992,732            51,760,515         57,461,885         77,546,425

Partners' Capital                  16,538,087         24,878,560            40,956,964         43,445,400         60,740,696



* The portion of such distributions which represents a return of capital on an economic basis will depend in part on the residual sale value of the Partnership's aircraft and thus will not be ultimately determinable until the Partnership disposes of its aircraft. However, such portion may be significant and may equal, exceed or be smaller than the amount shown in the above table.

** The portion of 2000 distributions representing a return of capital has been restated to reflect that during 2000 total cumulative distributions, per unit, reached $500, the initial capital contribution per unit, such that all further distributions would be considered a return on capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we identified the most critical accounting principles upon which our financial reporting depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to lease revenue recognition, depreciation policies, and valuation of aircraft. We state these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis.

BUSINESS OVERVIEW

At December 31, 2001, Polaris Aircraft Income Fund II (PAIF-II or the Partnership) owned a portfolio of 11 used McDonnell Douglas DC-9-30 commercial jet aircraft (DC-9-30), and spare parts inventory out of its original portfolio of 30 aircraft. Ten of these aircraft were on lease to TWA Airlines, LLC (TWA
LLC) (collectively the "Current Leases"). The one remaining DC-9-30 aircraft was being stored in Arizona and was subsequently sold to Amtec in February 2002. The Partnership transferred six Boeing 727-200 aircraft, previously leased to Pan American World Airways, Inc., to aircraft inventory in 1992. These aircraft were disassembled for sale of their component parts. The Partnership sold its remaining inventory of aircraft parts from the six disassembled aircraft, to Soundair, Inc., in 1998. The Partnership sold one Boeing 727-200 aircraft in February 1995, one Boeing 737-200 Combi aircraft in March 1996, and one Boeing 737-200 aircraft in January 1997. During the second quarter of 1997, the Partnership sold three DC-9-30 aircraft and one McDonnell Douglas DC-9-40 aircraft leased to Trans World Airlines, Inc. (TWA), two Boeing 727-200 Advanced aircraft leased to Continental Micronesia, Inc. (Continental Micronesia), and one Boeing 727-200 Advanced aircraft leased to Continental Airlines, Inc. (Continental), to Triton Aviation Services II LLC. The Partnership sold three DC-9-30 aircraft to Aeroturbine, Inc. in October 2001 that resulted in neither a net gain nor loss to the Partnership.


REMARKETING UPDATE

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

PARTNERSHIP OPERATIONS

The Partnership reported net income of $4,325,509, or $6.29 per Limited Partnership unit for the year ended December 31, 2001, compared to a net loss of $7,634,415, or $16.64 per Limited Partnership unit for the year ended December 31, 2000, and a net income of $6,622,183, or $11.49 per Limited Partnership unit for the year ended December 31, 1999. Variances in net income may not correspond to variances in net income per Limited Partnership unit due to the allocation of components of income and loss in accordance with the Partnership agreement.

The increase in net income in 2001 is primarily due to a decrease in depreciation expense due to impairment charges in 2000, management fees, interest expense, and bad debt expense, and an increase in other income, partially offset by decreases in rental and interest income and increases in legal, operating and administration and other expenses.

Rental income decreased in 2001 as compared to 2000 primarily due to the lower lease rates and fewer aircraft on lease as a result of the TWA bankruptcy as discussed further in Note 6. Rental income in 2000 was the same as in 1999 as no changes in the leases took place during those periods.

Interest income decreased in 2001 as compared to 2000, primarily due to lower interest rates and lower average cash reserves. Interest income increased in 2000 as compared to 1999, primarily due to higher average cash reserves and a higher rate of return on those cash reserves.

Gain on sale of aircraft inventory decreased in 2001 and 2000, as compared to 1999. In 1999, $69,700 was received from the sale of inventoried parts. There were no such sales in 2000 or 2001.

Other income increased in 2001, as compared to 2000 and 1999, primarily due to the receipt of default interest from TWA resulting from late rental payments subsequent to the TWA bankruptcy filing as discussed further in Note 6.

Depreciation expense decreased in 2001 as compared to 2000 primarily as a result of $15 million of impairment expense recognized in 2000 while only $200,000 was recognized in 2001 as discussed below. Also there were fewer aircraft being depreciated in 2001 as a result of three aircraft being sold during the year. Depreciation expense increased in 2000 as compared to 1999 primarily as a result of impairment expense recognized in 2000 as discussed below.

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values. The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying value of the aircraft (which has the effect of decreasing future depreciation expense), and the downward adjustments to the estimated residual values (which has the effect of increasing future depreciation expense).

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized impairment losses aggregating approximately $200,000, or $0.41 per limited Partnership unit in 2001, and $15 million, or $30.09 per limited Partnership unit in 2000 as increased depreciation expense as a result of the TWA bankruptcy and the modified lease terms with TWA LLC. As discussed below under "TWA Bankruptcy Filing and Transaction with American Airlines", the Partnership decided to accept American's proposal to take assignment of eleven of the fourteen existing leases on modified terms and conditions (collectively the "Previous Leases"). This acceptance constituted an event that required the Partnership to review the aircraft carrying values pursuant to Statement of Financial Accounting Standards ("SFAS") 121. As a result of a review of the Aircraft, future cash flows expected to be derived from the Aircraft and projected lease terms were less than the carrying value of the Aircraft, and the Partnership has recorded impairment losses as of December 31, 2000, and September 30, 2001. Management believes the assumptions related to fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.

Management fees due to the General Partner decreased in 2001 as compared to 2000 and 1999, due to lower rental rates from the modified lease terms.

In November 1996 and February 1997 hushkits were installed on the 14 Partnership aircraft. The leases for these 14 aircraft were then extended for a period of eight years. The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits (the "Hushkit Debt") and fully repay, during the term of the TWA leases, the amount borrowed. The Partnership recorded $13,525, $333,665 and $834,791 in interest expense on the amount borrowed to finance the hushkits during 2001, 2000 and 1999, respectively. The Hushkit Debt was fully repaid in 2001.

Bad debt expense decreased in 2001 as compared to 2000, and increased in 2000 compared to 1999, primarily due to the TWA Bankruptcy Filing. TWA subsequently cured outstanding defaults on eleven of the fourteen Previous Leases. One of the three leases, which was not cured by TWA, had a rent payment due on December 27, 2000; the rent payments on the remaining two leases were due in January 2001. The Partnership recorded an allowance for credit losses and bad debt expense equal to the rent payment due December 27, 2000 for the respective lease.

Operating expense increased in 2001 as compared to 2000 and 1999 primarily due to the costs of inspecting and storing the aircraft between the time of their return and the time of their sale.

Legal expense increased in 2001 as compared to 2000 and 1999, primarily due to the costs incurred in connection with the TWA bankruptcy.

Administrative and other expenses increased in 2001 as compared to 2000, and 1999 primarily due to costs related to the TWA bankruptcy. This includes the cost of auditing as well as additional printing and postage expenses.


LIQUIDITY AND CASH DISTRIBUTIONS

LIQUIDITY - The Partnership received all rent payments due in 2001 from the lessee according to the modified terms of the Current Leases. As discussed below under "TWA Bankruptcy Filing and Transaction with American Airlines", the General Partner has filed administrative claims in the TWA bankruptcy proceeding in an effort to recover (i) the fair value of TWA's actual use, if any, of these three Aircraft during the 60-day period following TWA's filing of its bankruptcy petition, and (ii) claims relating to these Aircraft for the period from March 12, 2001 (the expiration of the 60-day automatic stay period after the filing of bankruptcy petition) to April 20, 2001, the date on which these Previous Leases were rejected by TWA.

Through the time of the TWA bankruptcy filing, discussed below under "TWA Bankruptcy Filing and Transaction with American Airlines", PIMC had determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership would have available funds in the event that the aircraft on lease to TWA required remarketing, and for other contingencies including expenses of the Partnership. During 2001 such reserves were reduced from $14 million down to $2.5 million due to reduced expectations of future cash requirements. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available.


CASH DISTRIBUTIONS - Cash distributions to Limited Partners were $11,399,384, $7,599,590, and $8,199,557 in 2001, 2000, and 1999, respectively. Cash distributions per Limited Partnership unit were $22.80, $15.20, and $16.40 in 2001, 2000 and 1999, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves as previously discussed in the Liquidity section; the receipt of rental payments from TWA LLC; and payments generated from the aircraft disassembly and sales proceeds.


TWA BANKRUPTCY FILING AND TRANSACTION WITH AMERICAN AIRLINES

TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code on January 10, 2001. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement with American that provided for the sale to American of substantially all of TWA's assets and permitted American to exclude certain TWA contracts (including aircraft leases) from the assets of TWA to be acquired by American. On February 28, 2001, American presented the General Partner of the Partnership ("General Partner") with a written proposal to assume, on modified terms and conditions, the Previous Leases applicable to eleven of the fourteen Aircraft. The General Partner decided to accept American's proposal, although consummation of the transactions with American remained subject to a number of contingencies, including the approval of the Bankruptcy Court and other regulatory approvals.

On April 9, 2001, the American acquisition of the selected TWA assets was consummated. As a result of this closing, TWA LLC assumed the Previous Leases applicable to eleven of the fourteen Aircraft, and simultaneously, such Previous Leases were amended to incorporate modified terms (as so assumed and amended, the "Assumed Leases"). The Assumed Leases are substantially less favorable to the Partnership than the Previous Leases. In particular, the monthly rental rate for each Aircraft was reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry dates of November 27, 2004 and February 7, 2005 under the Previous Leases, provided that the aggregate average number of months for which all eleven Aircraft are on lease to TWA LLCis not less than 22 months from and after March 12, 2001. Finally, the maintenance condition of the aircraft to be met at lease expiry was eased in favor of TWA LLC, as compared to the corresponding conditions required under the Previous Leases.

With respect to the three Aircraft that American did not elect to acquire, TWA officially rejected the Previous Leases applicable to these Aircraft (collectively, the "Rejected Leases") as of April 20, 2001. One of these aircraft was leased to TWA for the period of March 12, 2001 to April 12, 2001 for $85,000. All three Aircraft have been returned to the Partnership. As aircraft were returned to the Partnership they were parked in storage in Arizona while the General Partner remarketed them for sale. The three aircraft were sold on October 19, 2001 for $565,000, resulting in neither a gain nor a loss for the Partnership. In addition, the General Partner has filed administrative claims in the TWA bankruptcy proceeding in an effort to recover (i) the fair value of TWA's actual use, if any, of these three Aircraft during the 60-day period following TWA's filing of its bankruptcy petition, and (ii) claims relating to these Aircraft for the period from March 12, 2001 (the expiration of the 60-day automatic stay period after the filing of bankruptcy petition) to April 20, 2001, the date on which these Previous Leases were rejected by TWA. Furthermore, the General Partner has filed general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the claims or be able to collect any amounts out of the TWA bankruptcy estate, either in respect of administrative claims or other claims.

EFFECT OF THE TWA BANKRUPTCY

The TWA bankruptcy had a material adverse effect on the Partnership's results of operations and financial position. As a result of the TWA bankruptcy and the transactions with American described above, aggregate rentals received by the Partnership in 2001 were reduced from approximately $14.3 million, had all fourteen aircraft remained on lease at the former lease rate, to approximately $6.2 million, and the average lease term for the ten Aircraft that remain on lease at December 31, 2001 was reduced from 35 to 13 months remaining. Three of the Partnership's Aircraft, would have been expected to generate aggregate rentals in 2001 under the terms of the Previous Leases of approximately $3.0 million (included in the $14.3 million above). One of the aircraft that was accepted by American was returned in August 2001. As of December 31, 2001 three aircraft were sold for scrap value in October 2001 and one aircraft was being marketed for sale at scrap value.

The amount and timing of the Partnership's distributions of cash available for distribution depends upon many factors, including whether the General Partner is able to collect any amounts in respect to the administrative and other claims filed with the Bankruptcy Court.

THE ACCOUNTING TREATMENT OF THE TWA TRANSACTION

As a result of the TWA bankruptcy and the modified lease terms reflected in the Assumed Leases, the Partnership was required to review the carrying value of the Aircraft pursuant to applicable accounting standards including Statement of Financial Accounting Standards ("SFAS") 121 in 2000. If the projected net cash flow for any of the Aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of such Aircraft, an impairment loss must be recorded. After a review of the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in the fourth quarter of 2000 of approximately $15 million, or $30.09 per limited partnership unit.

In accordance with accounting principles generally accepted in the United States ("GAAP"), the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Previous Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Previous Lease, resulting in balances of deferred rental income and accrued management fees of $5,068,954 and $232,533, respectively as of March 12, 2001. Since the Previous Leases were effectively modified on March 12, 2001, the Partnership recognized the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $950,130 and $38,432 were recognized as income in March 2001. For the Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft was be recognized over the new lease terms, ranging from 4 months to 30 months as of March 31, 2001. As of December 31, 2001, the Partnership had a deferred revenue balance of $1,999,872, and a deferred management fee balance of $93,548 included in Payable to Affiliates on the Balance Sheet, which will be recognized over the remaining useful life varying between 2 and 22 months.

SALE OF AIRCRAFT

SALE OF MCDONNELL DOUGLAS DC-9-30 AIRCRAFT - On October 19, 2001, PIMC, on behalf of the Partnership, sold three DC-9-30 aircraft to Aeroturbine, Inc. for $565,000 cash. The Partnership recognized neither a loss nor a gain on the transaction due to an impairment expense being taken during 2001 in anticipation of the sales. On February 13, 2002, the General Partner sold one DC-9-30 to Amtec Corp for $250,000 for a gain of $65,000.


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


INDUSTRY UPDATE

DEMAND FOR AIRCRAFT - At year end 2001, there were approximately 16,445 passenger and freighter jet aircraft in the world fleet. As a result of a slowdown in travel during the year as well as the large shift in travel levels in the wake of the September 11th tragedy, 2,133 of those aircraft are currently stored or out of active service. Air travel as measured by global revenue passenger miles for 2001 is expected to be 5-6% less than the year 2000 when the final numbers are compiled. 2002 traffic levels are expected to remain relatively flat compared to 2001 due to the continued impact of the September 11th tragedy.

The unprecedented and worldwide demand shock has had profound implications to airlines as well as aircraft owners and manufacturers. Airlines are experiencing huge losses, and are struggling to match capacity to demand. Manufacturers have attempted to deliver the aircraft that were already in production and achieve some stability in their production lines in the face of numerous requests for deferrals from the airlines. Trading values and lease rates have declined, particularly on older aircraft as the demand shock took a cyclical downturn into a deep trough. As manufacturers reduce production, airlines accelerate retirements of older aircraft, and a recovering air travel market begins to reduce the aircraft surplus, this cyclical downturn is expected to reverse itself and the market is expected to return to a stable condition. This will take some time as manufacturers cannot drop production overnight and owners will be reluctant to scrap aircraft that they own despite the lack of a current market for them.

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

Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of Airworthiness Directives (ADs) which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may result in the need for repairs or structural modifications that may not have been required under pre-existing maintenance programs.

The Partnership's Current Leases require TWA LLC to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. Under the Previous Leases, TWA was generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA during the lease term. An aircraft returned to the Partnership as a result of a lease default would most likely not be returned to the Partnership in compliance with all return conditions required by the lease. Three of the Partnership's Aircraft were returned by TWA without meeting the return conditions specified in the Previous Leases, and the return conditions under the modified lease terms and conditions for the Partnership's remaining Aircraft were quite limited. The costs of compliance with FAA maintenance standards caused the Partnership to sell for scrap value the three Aircraft being returned by TWA under the Rejected Leases and the aircraft returned in 2001 was likewise marketed at scrap value. Similarly, such costs will likely cause the Partnership to sell for scrap value, at the end of the lease term, the Partnership's remaining Aircraft.

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

Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft and were added to the Partnership's aircraft in 1996 and 1997.

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

The Partnership uses all available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by SFAS No. 121 and to determine residual values. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

The Partnership made downward adjustments to the estimated residual value of certain of its aircraft on-lease as of September 30, 2001. This decrease reflected the weakening used aircraft market and reflected the additional facts and circumstances resulting from the advanced negotiations with Aeroturbine, which resulted in a sale of three held for sale aircraft on October 19, 2001. As a result, the Partnership decreased the residual values as of September 30, 2001 to reflect the depressed market. This decrease in residual values will be reflected in greater depreciation expense over the remaining life of the aircraft.

The Partnership made previous downward adjustments to the estimated net book values and residual value of its aircraft as of December 31, 2000 as a result of the TWA bankruptcy and the modified lease terms proposed by American as previously discussed. After a review of the carrying value of the Aircraft pursuant to applicable accounting literature including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in 2000 of approximately $15 million, or $30.09 per Limited Partnership unit.

The Partnership made a downward adjustment to the estimated residual values of its aircraft as of October 1, 1999. As a result of the 1999 adjustment to the estimated residual value, the Partnership recognized increased depreciation expense in 1999 of approximately $144,721 or $.29 per Limited Partnership unit.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA











                        POLARIS AIRCRAFT INCOME FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND 2000


            AND FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                TOGETHER WITH THE


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund II,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund II, A California Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


San Francisco, California,
    February 1, 2002 (except with respect to the matter discussed in Note 13, as to which the date is February 13, 2002)

                        POLARIS AIRCRAFT INCOME FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                               2001                2000
                                                           ------------        ------------
ASSETS:

CASH AND CASH EQUIVALENTS                                  $ 12,639,824        $ 19,195,305

RENT AND OTHER RECEIVABLES, net of
  allowance for credit losses of $85,000 and $85,000
  in 2001 and 2000                                              404,822             852,618

AIRCRAFT HELD FOR SALE                                          185,000             492,055

AIRCRAFT, net of accumulated depreciation of
  $75,763,132 in 2001 and $95,865,484 in 2000                 6,564,553          11,438,839

OTHER ASSETS                                                         --              13,915
                                                           ------------        ------------

       Total Assets                                        $ 19,794,199        $ 31,992,732
                                                           ============        ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                      $    637,651        $    295,334

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                                   618,589             605,896

DEFERRED INCOME                                               1,999,872           5,719,554

NOTES PAYABLE                                                        --             493,388
                                                           ------------        ------------

       Total Liabilities                                      3,256,112           7,114,172
                                                           ------------        ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                            (3,531,847)         (3,448,329)
  Limited Partners, 499,966 units (499,973 for 2000)
     issued and outstanding                                  20,069,934          28,326,889
                                                           ------------        ------------

       Total Partners' Capital                               16,538,087          24,878,560
                                                           ------------        ------------

       Total Liabilities and Partners' Capital             $ 19,794,199        $ 31,992,732
                                                           ============        ============




        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                  2001               2000                1999
                                             ------------       ------------        ------------
REVENUES:
    Rent from operating leases               $  9,341,022       $ 12,582,702        $ 12,582,702
    Interest                                      647,909          1,144,783             907,078
    Gain on sale of aircraft inventory                 --                 --              69,700
    Other                                          45,920              1,983                  --
                                             ------------       ------------        ------------

         Total Revenues                        10,034,851         13,729,468          13,559,480
                                             ------------       ------------        ------------

EXPENSES:
    Depreciation                                4,616,341         20,102,157           5,254,386
    Management fees to General Partner            124,065            486,468             486,468
    Interest                                       13,525            333,665             834,791
    Bad debt expense                                   --             85,000                  --
    Operating                                     376,626             41,782              41,387
    Legal                                         229,465             10,511               5,156
    Administration and other                      349,320            304,300             315,109
                                             ------------       ------------        ------------

         Total Expenses                         5,709,342         21,363,883           6,937,297
                                             ------------       ------------        ------------

NET INCOME (LOSS)                            $  4,325,509       $ (7,634,415)       $  6,622,183
                                             ============       ============        ============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER                      $  1,183,080       $    683,539        $    879,823
                                             ============       ============        ============

NET INCOME (LOSS) ALLOCATED
    TO THE LIMITED PARTNERS                  $  3,142,429       $ (8,317,954)       $  5,742,360
                                             ============       ============        ============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                         $       6.29       $     (16.64)       $      11.49
                                             ============       ============        ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                            GENERAL            LIMITED
                                            PARTNER            PARTNERS              TOTAL
                                         ------------        ------------        ------------
Balance, December 31, 1998               $ (3,256,230)       $ 46,701,630        $ 43,445,400

    Net income                                879,823           5,742,360           6,622,183

    Cash distributions to partners           (911,062)         (8,199,557)         (9,110,619)
                                         ------------        ------------        ------------

Balance, December 31, 1999                 (3,287,469)         44,244,433          40,956,964

    Net income (loss)                         683,539          (8,317,954)         (7,634,415)

    Cash distributions to partners           (844,399)         (7,599,590)         (8,443,989)
                                         ------------        ------------        ------------

Balance, December 31, 2000                 (3,448,329)         28,326,889          24,878,560

    Net income                              1,183,080           3,142,429           4,325,509

    Cash distributions to partners         (1,266,598)        (11,399,384)        (12,665,982)
                                         ------------        ------------        ------------

Balance, December 31, 2001               $ (3,531,847)       $ 20,069,934        $ 16,538,087
                                         ============        ============        ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                    2001                2000                1999
                                                               ------------        ------------        ------------
OPERATING ACTIVITIES:
  Net income (loss)                                            $  4,325,509        $ (7,634,415)       $  6,622,183
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                                 4,616,341          20,102,157           5,254,386
     Gain on sale of aircraft inventory                                  --                  --             (69,700)
     Bad debt expense                                                    --              85,000                  --
     Changes in operating assets and liabilities:
       Decrease (increase) in rent and other receivables            447,796              (2,614)              6,559
       Decrease (increase) in other assets                           13,915             (11,080)              1,957
       Increase in payable to affiliates                            342,317              69,092              71,119
       Increase in accounts payable and
          accrued liabilities                                        12,693              87,864              61,618
       Increase (decrease) in deferred income                    (3,719,682)          1,697,298           1,697,298
                                                               ------------        ------------        ------------

          Net cash provided by operating activities               6,038,889          14,393,302          13,645,420
                                                               ------------        ------------        ------------

INVESTING ACTIVITIES:
  Net proceeds from sale of aircraft inventory                      565,000                  --              69,700
                                                               ------------        ------------        ------------

          Net cash provided by investing activities                 565,000                  --              69,700
                                                               ------------        ------------        ------------

FINANCING ACTIVITIES:
  Principal payments on notes payable                              (493,388)         (5,543,633)         (5,042,969)
  Cash distributions to partners                                (12,665,982)         (8,443,989)         (9,110,619)
                                                               ------------        ------------        ------------

          Net cash used in financing activities                 (13,159,370)        (13,987,622)        (14,153,588)
                                                               ------------        ------------        ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                                    (6,555,481)            405,680            (438,468)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                              19,195,305          18,789,625          19,228,093
                                                               ------------        ------------        ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                  $ 12,639,824        $ 19,195,305        $ 18,789,625
                                                               ============        ============        ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


1.       ACCOUNTING PRINCIPLES AND POLICIES

ACCOUNTING METHOD - Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership), maintains its accounting records, and prepares its financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are the residual values of the aircraft, the useful lives of the aircraft and the estimated amount and timing of cash-flows associated with each aircraft which are used to determine impairment, if any.

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards
(SFAS) No. 121, as discussed in Note 3, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement. Aircraft held for sale are carried at the lower of cost or fair value less cost to sell.

CAPITALIZED COSTS - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement or the remaining lease term, if shorter. These costs are also subject to periodic evaluation as discussed above.

OPERATING LEASES - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases. Due to the fact that the Partnership received greater payments in the beginning of the lease than at the end of the lease under the Previous Leases, this has resulted in deferred income on the balance sheet. (See Note 6)

MAINTENANCE RESERVES - The Partnership received maintenance reserve payments from certain of its lessees that were to be reimbursed to the lessee or applied against certain costs incurred by the Partnership or lessee for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve payments were recognized as liabilities when received and balances remaining at the termination of the lease, if any, were used by the Partnership to offset future maintenance expenses or recognized as revenue.

OPERATING EXPENSES - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.

NET INCOME PER LIMITED PARTNERSHIP UNIT - Net income per Limited Partnership unit is based on the Limited Partners' share of net income or loss, allocated in accordance with the Partnership Agreement, and the number of units outstanding of 499,966 for the year ended December 2001, and 499,973 for the years ended December 2000 and 1999.

INCOME TAXES - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

RECEIVABLES - The Partnership records an allowance for credit losses for certain impaired receivables.

                                           2001          2000
                                          -------       -------
       Allowance for credit losses,
            beginning of year             $85,000       $    --

       Provision for credit losses             --        85,000
                                          -------       -------
       Allowance for credit losses,
          end of year                     $85,000       $85,000
                                          =======       =======


NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," to defer the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. Due to the fact that the Partnership does not utilize any derivative instruments, these pronouncements did not have an impact on the Partnership's balance sheet or statement of operations when implemented on January 1, 2001.

In June 2001, the FASB approved for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs be capitalized as part of the carrying value of the related long-lived asset. SFAS No. 143 will be effective January 1, 2003 for the Partnership. Management does not expect this standard to have a material impact on the Partnership's balance sheet or statement of operations.

In August 2001, the FASB approved for issuance SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for the Partnership. Management does not expect this standard to have a material impact on the Partnership's balance sheet or statement of operations.


2.    ORGANIZATION AND THE PARTNERSHIP

The Partnership was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2010. Upon organization, both the General Partner and the initial Limited Partner contributed $500. The Partnership recognized no profits or losses during the periods ended December 31, 1985 and 1984. The offering of Limited Partnership units terminated on December 31, 1986, at which time the Partnership had sold 499,997 units of $500, representing $249,998,500. All partners were admitted to the Partnership on or before December 1, 1986. During January 1998, 24 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership agreement. During December 2001, 7 units were abandoned. At December 31, 2001, there were 499,966 units outstanding.

Polaris Investment Management Corporation (PIMC), the sole General Partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to related parties are described in Notes 9 and 10.


3.    AIRCRAFT

At December 31, 2001, Polaris Aircraft Income Fund II (the Partnership) owned a portfolio of ten used commercial jet aircraft that are leased to TWA LLC, one used commercial jet aircraft held for sale, and spare parts inventory out of its original portfolio of 30 aircraft, which were acquired, leased or sold as discussed below. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. In the event of a lessee default, these return conditions are not likely to be met.

The following table describes the Partnership's aircraft portfolio at December 31, 2001 in greater detail:

                                                            YEAR OF
AIRCRAFT TYPE                      SERIAL NUMBER          MANUFACTURE
-------------                      -------------          -----------
McDonnell Douglas DC-9-30            47027                  1967
McDonnell Douglas DC-9-30            47107                  1968
McDonnell Douglas DC-9-30            47135                  1968
McDonnell Douglas DC-9-30            47137                  1968
McDonnell Douglas DC-9-30            47249                  1968
McDonnell Douglas DC-9-30            47251                  1968
McDonnell Douglas DC-9-30            47343                  1969
McDonnell Douglas DC-9-30            47345                  1969
McDonnell Douglas DC-9-30            47357                  1969
McDonnell Douglas DC-9-30            47411                  1969
McDonnell Douglas DC-9-30            47412                  1969


11 MCDONNELL DOUGLAS DC-9-30 - Initially there were 17 McDonnell Douglas DC-9-30 and one McDonnell Douglas DC-9-40 which were acquired for $122,222,040 during 1986 and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended in 1991. Two of the aircraft had a lease expiration date of February 1998 and two other aircraft had a lease expiration date of November 1998. These four aircraft were sold to Triton Aviation Services II LLC in June 1997. The leases for 11 of the aircraft that previously had lease expiration dates in 1998 were extended until November 2004. The leases for three of the aircraft that previously had lease expiration dates in 1998 were extended in February 1997 for eight years until February 2005. As a result of the bankruptcy of TWA in 2001, modified terms and conditions were accepted that were substantially less favorable to the Partnership than the terms and conditions specified in the Previous Leases. In particular, rather than returning the Aircraft at the previously scheduled expiry date under the Previous Leases, TWA LLC, who, in 2001, assumed eleven of the fourteen then existing TWA leases of the Partnership's aircraft under modified terms (see Note 6), would return each Aircraft at the time when such Aircraft requires a heavy maintenance check of the airframe, provided that the aggregate average number of months for which all eleven Aircraft are on lease to TWA LLC is not less than 22 months from and after March 12, 2001. In addition, TWA LLC reduced the rental rate for each of the Aircraft to $40,000 per month. Further, at lease expiry, TWA LLC is required to return each airframe in a "serviceable" condition, rather than being required to meet the more stringent maintenance requirements of the Previous Leases. Finally, TWA LLC is required to return the installed engines on each Aircraft with a target level of average cycle life remaining to replacement for all life limited parts of 25%. If the average cycle life remaining on the installed engines on an Aircraft is below the 25% target level, a financial adjustment is payable by TWA LLC to the Partnership (but no payment will be owed by the Partnership to TWA LLC if cycle life remaining at return exceeds the target level).

The following is a schedule by year of future minimum rental revenue:

       YEAR                                   AMOUNT
       ----                                 ----------

       2002                                  3,900,000
       2003                                  1,453,333
                                            ----------

       Total                                $5,353,333
                                            ==========

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

The Partnership made a downward adjustment to the estimated net book values and residual value of its aircraft as of September 30, 2001 as a result of the anticipated sale of three aircraft to Aeroturbine. After a review of the carrying value of the Aircraft pursuant to applicable accounting literature including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in 2001 of approximately $200,000 or $0.41 per Limited Partnership unit. The Partnership recorded impairment losses to the extent that the carrying value exceeded the anticipated sales price less expected costs to sell. Management believes the assumptions related to the fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.

The Partnership recognized an impairment loss on aircraft held and used by the Partnership aggregating approximately $15 million, or $30.09 per Limited Partnership unit as increased depreciation expense in 2000. The impairment loss was the result of the TWA bankruptcy and the modified lease terms proposed by American as discussed in Note 6, which constituted an event that required the Partnership to review the aircraft carrying values pursuant to SFAS 121. In determining the impairment loss, the Partnership estimated fair value based on the present value of the estimated future net cash flows of the aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) using the current incremental borrowing rate as the discount rate.

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


4.       SALE OF AIRCRAFT

SALE OF MCDONNELL DOUGLAS DC-9-30 AIRCRAFT - On October 19, 2001, PIMC, on behalf of the Partnership, sold three DC-9-30 aircraft to Aeroturbine, Inc. for $565,000 cash. The Partnership recognized neither a loss nor a gain on the transaction due to an impairment expense being taken on these aircraft during 2001 in anticipation of the sales.

5.       DISASSEMBLY OF AIRCRAFT

In an attempt to maximize the economic return from the remaining six aircraft formerly leased to Pan Am, the Partnership entered into an agreement with Soundair, Inc. (Soundair) in October 1992, for the disassembly and sale of certain of the Partnership's aircraft. The Partnership has incurred the cost of disassembly and received the proceeds from the sale of such parts, net of necessary overhaul expenses, and commissions paid to Soundair. The Partnership received net proceeds from the sale of aircraft inventory of $69,700 during 1999. There were no such sales in 2000 or in 2001.


6.       TWA BANKRUPTCY FILING AND TRANSACTION WITH AMERICAN AIRLINES

TWA filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code on January 10, 2001. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement with American that provided for the sale to American of substantially all of TWA's assets and permitted American to exclude certain TWA contracts (including aircraft leases) from the assets of TWA to be acquired by American. On February 28, 2001, American presented the General Partner of the Partnership ("General Partner") with a written proposal to assume, on modified terms and conditions, the Previous Leases applicable to eleven of the fourteen Aircraft. The General Partner decided to accept American's proposal, although consummation of the transactions with American remained subject to a number of contingencies, including the approval of the Bankruptcy Court and other regulatory approvals.

On April 9, 2001, the American acquisition of the selected TWA assets was consummated. As a result of this closing, TWA LLC assumed the Previous Leases applicable to eleven of the fourteen Aircraft, and simultaneously, such Previous Leases were amended to incorporate modified terms (as so assumed and amended, the "Assumed Leases"). The Assumed Leases are substantially less favorable to the Partnership than the Previous Leases. In particular, the monthly rental rate for each Aircraft has been reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry dates of November 27, 2004 and February 7, 2005 under the Previous Leases, provided that the aggregate average number of months for which all eleven Aircraft are on lease to TWA LLC were not less than 22 months from and after March 12, 2001. Finally, the maintenance condition of the aircraft to be met at lease expiry was eased in favor of TWA LLC, as compared to the corresponding conditions required under the Previous Leases.

With respect to the three Aircraft that American did not elect to acquire, TWA officially rejected the Previous Leases applicable to these Aircraft (collectively, the "Rejected Leases") as of April 20, 2001. One of these aircraft was leased to TWA for the period of March 12, 2001 to April 12, 2001 for $85,000. All three Aircraft have been returned to the Partnership. As aircraft were returned to the Partnership they were parked in storage in Arizona while the General Partner remarketed them for sale. The three aircraft were sold on October 19, 2001, for $565,000, resulting in neither a gain nor a loss for the Partnership (see Note 4). In addition, the General Partner has filed administrative claims in the TWA bankruptcy proceeding in an effort to recover
(i) the fair value of TWA's actual use, if any, of these three Aircraft during the 60-day period following TWA's filing of its bankruptcy petition, and

(ii) claims relating to these Aircraft for the period from March 12, 2001 (the expiration of the 60-day automatic stay period after the filing of bankruptcy petition) to April 20, 2001, the date on which these Previous Leases were rejected by American. Furthermore, the General Partner has filed general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the claims or be able to collect any amounts out of the TWA bankruptcy estate, either in respect of administrative claims or other claims.

EFFECT OF THE TWA BANKRUPTCY
The TWA bankruptcy had a material adverse effect on the Partnership's results of operations and financial position. As a result of the TWA bankruptcy and the transactions with American described above, aggregate rentals received by the Partnership in 2001 were reduced from approximately $14.3 million, had all fourteen aircraft remained on lease at the former lease rate, to approximately $6.2 million, and the average lease term for the ten Aircraft that remain on lease at December 31, 2001 was reduced from 35 to 13 months remaining at December 31, 2001. Three of the Partnership's Aircraft that were rejected, had been expected to generate aggregate rentals in 2001 under the terms of the Previous Leases of approximately $3.0 million (included in the $14.3 million above). As of December 31, 2001 three aircraft have been sold for scrap value in October 2001 (see Note 4). In addition, one more aircraft was returned in 2001, and is being marketed for sale at scrap value. This aircraft was sold after year end for a gain (see Note 13).

THE ACCOUNTING TREATMENT OF THE TWA TRANSACTION
As a result of the TWA bankruptcy and the modified lease terms reflected in the Assumed Leases, the Partnership was required to review the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121 in 2000. Any downward adjustment in the estimated residual value or decrease in the projected remaining economic life of any of the Aircraft dictates an increase in depreciation expense over the projected economic life of such Aircraft. Further, if the projected net cash flow for any of the Aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of such Aircraft, an impairment loss must be recorded. After a review of the carrying value of the Aircraft pursuant to applicable accounting standards including SFAS 121, the Partnership recognized an impairment loss as increased depreciation expense in the fourth quarter of 2000 of approximately $15 million, or $30.09 per limited partnership unit.

In accordance with GAAP, the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Previous Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Previous Lease, resulting in balances of deferred rental income and accrued management fees of $5,068,954 and $232,533, respectively as of March 12, 2001. Since the Previous Leases were effectively modified on March 12, 2001, the Partnership recognized the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $950,130 and $38,432 were recognized in March 2001 as rental revenue and a reduction of management fees, respectively. For the Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft was recognized over the new lease terms, ranging from 4 months to 30 months as of March 31, 2001. As of December 31, 2001, the Partnership had a deferred revenue balance of $1,999,872, and a deferred management fee balance of $93,548 included in Payable to Affiliates on the Balance Sheet, which will be recognized over the remaining useful life varying between 2 and 22 months.

7.       NOTES PAYABLE

In 1996, GECAS, on behalf of the Partnership, negotiated with TWA for the acquisition of noise-suppression devices, commonly known as "hushkits", for the 14 Partnership aircraft formerly on lease to TWA, as well as other aircraft owned by affiliates of PIMC and leased to TWA. The 14 aircraft that received hushkits were designated by TWA. The hushkits recondition the aircraft so as to meet Stage 3 noise level restrictions. Hushkits were installed on 11 of the Partnership's aircraft during 1996 and the leases for these 11 aircraft were extended for a period of eight years until November 2004. Hushkits were installed on 3 of the Partnership's aircraft during 1997 and the leases for these 3 aircraft were extended for a period of eight years until February 2005. All of these leases were modified due to TWA's bankruptcy in 2001 as discussed above.

The aggregate cost of the hushkit reconditioning for the 11 aircraft was $17,516,722, or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1996. The Partnership paid $3.3 million of the aggregate hushkit cost and the balance of $14,216,722 was financed by the hushkit manufacturer over 50 months at an interest rate of approximately 10% per annum.

The aggregate cost of the hushkit reconditioning completed in February 1997 for the 3 remaining aircraft was $4,784,633, or approximately $1.6 million per aircraft, which was capitalized by the Partnership during 1997. The Partnership paid $900,000 of the aggregate hushkit cost and the balance of $3,884,633 was financed by UT Finance Corporation (UT Finance), a wholly owned subsidiary of United Technologies Corporation, of which a division is Pratt and Whitney Group, the hushkit manufacturer, over 50 months at an interest rate of approximately 10% per annum. Cash paid for interest on all the loans was $12,841, $336,367, and $837,033 in 2001, 2000 and 1999, respectively. The notes were completely paid off in 2001.


8.       CLAIMS RELATED TO LESSEE DEFAULTS

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

On January 20, 1999, Braniff's bankrupt estate made an additional $84,000 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $6,462 was allocated to the Partnership based on its pro rata share of the total claims. This amount is included in Other Income. On January 16, 2001, Braniff's bankrupt estate made a $110,890 payment in respect of the unsecured claims of the Partnership and other affiliates of Polaris Investment Management Corporation, of which $8,530 was allocated to the Partnership based on its pro rata share of the total claims. This is included in Other Income.

9.       RELATED PARTIES

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 2001, 2000, and 1999, the Partnership paid management fees to PIMC of $-0-, $420,000, and $420,000, respectively. Management fees payable to PIMC at December 31, 2001 and 2000 were $399,799 and $275,734 respectively.

b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 2001, 2000, and 1999, $475,321, $390,268, and $285,463, respectively, were reimbursed by the Partnership to PIMC for administrative and legal expenses. Administrative and legal reimbursements of $84,888 and $19,600 were payable at December 31, 2001 and 2000, respectively. Reimbursements for operational costs of $392,194, $-0-, and $5,803 were paid by the Partnership in 2001, 2000 and 1999, respectively. Operational reimbursements of $152,965 and $-0-, were payable at December 31, 2001 and 2000, respectively.

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

e. In the event that, immediately prior to the dissolution and termination of the Partnership, the General Partner shall have a deficit balance in its tax basis capital account, then the General Partner shall contribute in cash to the capital of the Partnership an amount which is equal to such deficit (see Note 10).


10.      PARTNERS' CAPITAL

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the Limited Partners (see Note 9). Such allocations are made using income or loss calculated under GAAP for book purposes, which, as more fully described in Note 12, varies from income or loss calculated for tax purposes.

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

Had all the assets of the Partnership been liquidated at December 31, 2001 at the current carrying value, the tax basis capital (deficit) accounts of the General Partner and the Limited Partners is estimated to be $(902,262) and $47,250,502, respectively.


11.      INCOME TAXES

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 2001 and 2000 are as follows:

                              REPORTED AMOUNTS      TAX BASIS       NET DIFFERENCE
                              ----------------      ---------       --------------
       2001: Assets            $ 19,794,199       $ 47,204,681       $(27,410,482)
             Liabilities          3,256,112            856,441          2,399,671

       2000: Assets            $ 31,992,732       $ 56,909,383       $(24,916,651)
             Liabilities          7,114,172          1,118,884          5,995,288



12.      RECONCILIATION OF NET BOOK INCOME TO TAXABLE NET INCOME (LOSS)

The following is a reconciliation between net income (loss) per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes:

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                     2001            2000            1999
                                                                 --------        --------        --------
       Book net income (loss) per Limited Partnership unit       $   6.29        $ (16.64)       $  11.49
       Adjustments for tax purposes represent differences
          between book and tax revenue and expenses:
            Rental revenue                                          (5.93)           3.53            3.36
            Management fee expense                                   0.25            0.13            0.71
            Depreciation                                             5.05           34.08            2.81
            Gain or loss on sale of aircraft or inventory           (1.56)             --           (0.01)

       Taxable net income per Limited Partnership unit           $   4.10        $  21.10        $  18.36
                                                                 ========        ========        ========

The differences between net income and loss for book purposes and net income and loss for tax purposes result from the temporary differences of certain revenue and deductions.

For book purposes, rental revenue is generally recorded as it is earned on a straight line basis for operating leases. For tax purposes, certain temporary differences exist in the recognition of revenue which is generally recognized when received. For tax purposes, management fee expense is accrued in the same year as the tax basis rental revenue. Increases in the Partnership's book maintenance reserve liability were recognized as rental revenue for tax purposes.

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


13.      SUBSEQUENT EVENT

SALE OF AIRCRAFT On February 13, 2002, the General Partner sold one DC-9-30 to Amtec Corp for $250,000 resulting in a $65,000 gain.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the General Partner of the Partnership (collectively Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a Delaware corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, GECAS and PIMC are affiliates.

The officers and directors of PIMC are:

              NAME                               PIMC TITLE
              ----                               ----------

         William Carpenter                  President; Director
         Keith Helming                      Chief Financial Officer
         Melissa Hodes                      Vice President; Director
         Norman C. T. Liu                   Vice President; Director
         Ray Warman                         Secretary
         Robert W. Dillon                   Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Carpenter, 38, assumed the position of President and Director of PIMC effective October 1, 2001. Mr. Carpenter holds the position of Executive Vice President and Chief Risk Manager of GECAS, having previously held the position of Vice President - Chief Risk Manager of GECAS (Acting). Prior to joining GECAS seven years ago, Mr. Carpenter was an aerospace engineer specializing in aircraft handling qualities. Prior to that, Mr. Carpenter was a commissioned officer and pilot in the United States Armed Forces.

Mr. Helming, 43, assumed the position of Chief Financial Officer of PIMC effective October 1, 2000. Mr. Helming presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Mr. Helming has been with General Electric Company (GE) and its subsidiaries since 1981. Prior to joining GECAS, Mr. Helming served as the Senior Vice President of Finance at GE Capital Fleet Services for three years. Prior to that, Mr. Helming was Chief Financial Officer for GE Capital Global Consumer Finance U.K.

Ms. Hodes, 36, assumed the position of Director of PIMC effective May 19, 2000. Ms. Hodes presently holds the position of Senior Vice President, Financial Planning and Analysis for GECAS. Ms. Hodes has been with the General Electric Company (GE) and its subsidiaries since 1987. Prior to joining GECAS, Ms. Hodes held various financial management positions with GE Capital Card Services, GE Audit Staff and GE Power Systems.

Mr. Liu, 44, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Sales and Marketing of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development for General Electric Capital Corporation and in Syndications and Leasing for the Transportation & Industrial Funding division of General Electric Capital Corporation. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 53, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 60, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Associate General Counsel of GECAS.


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

SARA J. BISHOP, ET AL. v. KIDDER, PEABODY & CO., ET AL., Superior Court of California, County of Sacramento; WILSON ET AL. v. POLARIS HOLDING COMPANY ET AL., Superior Court of California, County of Sacramento, and ten other California Actions(1) - In the California actions filed in 1996, approximately 4000 plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I through VI and other limited partnerships sold by Kidder, Peabody named Kidder, Peabody, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, and General Electric Credit Corporation and Does 1-100 as defendants. The Partnership was not named as a defendant in these actions. The complaints all allege violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaints seek to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The California actions have been settled. An additional settlement was entered into with certain plaintiffs who had refused to participate in the first settlement. Plaintiffs' counsel advised the Court that they would withdraw from representing the remaining plaintiffs -- approximately 330 -- who refused to participate in either of the settlements. In July, 2000, plaintiffs' counsel submitted to the Court motions to withdraw as counsel of record for all of the actions. The Court indicated that it would grant such motions and thereafter would consider dismissing each of the actions if no plaintiff came forward to prosecute. On August 2, 2001, the Court conducted a series of status conferences in connection with each of the twelve California actions and at the conferences dismissed most of the remaining plaintiffs in those actions. On November 9, 2001, defendants moved for summary judgment against most of the remaining plaintiffs based upon a settlement and bar order entered in a multi-district litigation in 1997.



--------

(1) The ten other actions are ABRAMS, ET AL. v. POLARIS HOLDING COMPANY, ET AL., ELPHICK, ET AL. v. KIDDER PEABODY & CO., ET AL., JOHNSON, ET AL. v. POLARIS HOLDING COMPANY, ET AL., KUNTZ, ET AL. v. POLARIS HOLDING COMPANY, ET AL., MCDEVITT, ET AL. v. POLARIS HOLDING COMPANY, ET AL., OUELLETTE, ET AL. v. KIDDER PEABODY & CO., ET AL., ROLPH, ET AL. v. POLARIS HOLDING COMPANY, ET AL., SELF, ET AL. v. POLARIS HOLDING COMPANY, ET AL., TARRER, ET AL. v. KIDDER PEABODY & CO., ET AL., ZICOS, ET AL. v. POLARIS HOLDING COMPANY, ET AL., all filed in Superior Court of California, County of Sacramento.

OTHER PROCEEDINGS - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.


ITEM 11.      EXECUTIVE COMPENSATION

The Partnership has no directors or officers. The Partnership is managed by PIMC, the General Partner. In connection with management services provided, no management or advisory fees were paid to PIMC in 2001, however a 10% interest in all cash distributions was paid as described in Note 9 to the financial statements (Item 8).


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      a) No person owns of record, or is known by the Partnership to own beneficially, more than five percent of any class of voting securities of the Partnership.

      b) The General Partner of the Partnership owns the equity securities of the Partnership as set forth in the following table:

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



      c) There are no arrangements known to the Partnership, including any pledge by any person of securities of the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.    Financial Statements.

      The following are included in Part II of this report:

                                                                PAGE NO.
                                                                --------

       Report of Independent Public Accountants                   17
       Balance Sheets                                             18
       Statements of Operations                                   19
       Statements of Changes in Partners' Capital (Deficit)       20
       Statements of Cash Flows                                   21
       Notes to Financial Statements                              22

2.    Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended December 31, 2001.

3.    Exhibits required to be filed by Item 601 of Regulation S-K.

      99. Letter from the Partnership to the SEC regarding Arthur Andersen LLP.

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


                                       POLARIS AIRCRAFT INCOME FUND II,
                                       A CALIFORNIA LIMITED PARTNERSHIP
                                       (REGISTRANT)
                                       By:     Polaris Investment
                                               Management Corporation
                                               General Partner




     MARCH 29, 2002                         By: /s/ WILLIAM CARPENTER
---------------------------                     -------------------------------
         Date                                   William Carpenter, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                SIGNATURE                                       TITLE                                   DATE
                ---------                                       -----                                   ----


    /s/ WILLIAM CARPENTER               President and Director of Polaris Investment                MARCH 29, 2002
----------------------------------      Management Corporation, General Partner of the              --------------
    (William Carpenter)                 Registrant



    /s/ KEITH HELMING                   Chief Financial Officer of Polaris Investment               MARCH 29, 2002
----------------------------------      Management Corporation, General Partner of the              --------------
    (Keith Helming)                     Registrant




    /s/ MELISSA HODES                   Vice President and Director of Polaris Investment           MARCH 29, 2002
----------------------------------      Management Corporation, General Partner of the              --------------
    (Melissa Hodes)                     Registrant




    /s/ NORMAN C. T. LIU               Vice President and Director of Polaris Investment            MARCH 29, 2002
----------------------------------     Management Corporation, General Partner of the               --------------
    (Norman C. T. Liu)                 Registrant

