Form 10-Q
period 2002-09-30
POLARIS AIRCRAFT INCOME FUND II
filed 2002-11-14
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 ---------------

                                    FORM 10-Q

                                 ---------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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





                       This document consists of 21 pages.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

          FORM 10-Q - For the Quarterly Period Ended September 30, 2002




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements

              a)  Balance Sheets - September 30, 2002 and
                  December 31, 2001...........................................3

              b)  Statements of Income - Three and Nine Months
                  Ended September 30, 2002 and 2001...........................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 2001
                  and Nine Months Ended September 30, 2002....................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 2002 and 2001...........................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........11

         Item 4.      Controls and Procedures................................14



Part II.      Other Information

         Item 1.      Legal Proceedings......................................15

         Item 6.      Exhibits and Reports on Form 8-K.......................16

         Signature...........................................................17

         Certifications Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002..........................................18

                          Part 1. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS

                                                    September 30,  December 31,
                                                        2002           2001
                                                     (Unaudited)       ----
                                                     -----------
ASSETS:

CASH AND CASH EQUIVALENTS                           $  9,878,632   $ 12,639,824

RENT AND OTHER RECEIVABLES net of
   allowance for credit losses of $85,000 and
   $85,000 in 2002 and 2001, respectively                281,560        404,822

AIRCRAFT, held for sale                                  555,000        185,000

AIRCRAFT ON OPERATING LEASES,
   net of accumulated depreciation of
   $54,452,615 in 2002 and $75,763,132 in 2001         3,191,208      6,564,553
                                                    ------------   ------------

        Total Assets                                $ 13,906,400   $ 19,794,199
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    133,443   $    637,651

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           501,230        618,589

DEFERRED INCOME                                          762,978      1,999,872
                                                    ------------   ------------

        Total Liabilities                              1,397,651      3,256,112
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (3,558,686)    (3,531,847)
   Limited Partners, 499,935 units (499,966
      in 2001) issued and outstanding                 16,067,435     20,069,934
                                                    ------------   ------------

        Total Partners' Capital (Deficit)             12,508,749     16,538,087
                                                    ------------   ------------

        Total Liabilities and Partners' Capital
          (Deficit)                                 $ 13,906,400   $ 19,794,199
                                                    ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                      -------------            -------------

                                    2002        2001         2002        2001
                                    ----        ----         ----        ----
REVENUES:
   Rent from operating leases    $1,255,824  $1,977,910   $4,319,561  $7,654,082
   Interest                          40,670     116,707      120,221     573,144
   Gain on sale of aircraft            --          --         65,000        --
   Other                            128,738       4,864      265,063      45,920
                                 ----------  ----------   ----------  ----------

           Total Revenues         1,425,232   2,099,481    4,769,845   8,273,146
                                 ----------  ----------   ----------  ----------

EXPENSES:
   Depreciation                     813,485   1,232,463    2,818,345   3,485,470
   Management fees to general
     partner                         30,149      32,117       98,534      89,973
   Operating                         50,011      54,887      113,004     225,500
   Interest                            --          --           --        13,525
   Legal                              1,153     103,131       18,728     227,423
   Administration and other          50,770      81,541      195,395     263,816
                                 ----------  ----------   ----------  ----------

           Total Expenses           945,568   1,504,139    3,244,006   4,305,707
                                 ----------  ----------   ----------  ----------

NET INCOME                       $  479,664  $  595,342   $1,525,839  $3,967,439
                                 ==========  ==========   ==========  ==========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER           $    4,796  $  608,360   $  528,679  $1,054,518
                                 ==========  ==========   ==========  ==========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS           $  474,868  $  (13,018)  $  997,160  $2,912,921
                                 ==========  ==========   ==========  ==========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT              $     0.95  $    (0.03)  $     1.99  $     5.83
                                 ==========  ==========   ==========  ==========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                          Year Ended December 31, 2001 and
                                        Nine Months Ended September 30, 2002
                                        ------------------------------------

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----


Balance, December 31, 2000           $ (3,448,329)  $ 28,326,889   $ 24,878,560

   Net income                           1,183,080      3,142,429      4,325,509

   Cash distributions to partners      (1,266,598)   (11,399,384)   (12,665,982)
                                     ------------   ------------   ------------

Balance, December 31, 2001             (3,531,847)    20,069,934     16,538,087

   Net income (Unaudited)                 528,679        997,160      1,525,839

   Cash distribution to partners
     (Unaudited)                         (555,518)    (4,999,659)    (5,555,177)
                                     ------------   ------------   ------------

Balance, September 30, 2002
  (Unaudited)                        $ (3,558,686)  $ 16,067,435   $ 12,508,749
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------

                                                       2002            2001
                                                       ----            ----

OPERATING ACTIVITIES:
    Net income                                     $  1,525,839   $  3,967,439
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                    2,818,345      3,485,470
      Gain on sale of aircraft                          (65,000)          --
      Changes in operating assets and liabilities:
         Decrease in rent and other receivables         123,262        402,135
         Decrease in other assets                          --           13,915
         Increase (decrease) in payable to
           affiliates                                  (504,208)       106,373
         Increase (decrease) in accounts payable
           and accrued liabilities                     (117,359)         6,543
         Decrease in deferred income                 (1,236,894)    (3,183,081)
                                                   ------------   ------------

           Net cash provided by operating
             activities                               2,543,985      4,798,794
                                                   ------------   ------------

INVESTING ACTIVITIES:
    Proceeds from sale of aircraft                      250,000           --
                                                   ------------   ------------

           Net cash provided by investing
             activities                                 250,000           --
                                                   ------------   ------------

FINANCING ACTIVITIES:
    Principal payments on notes payable                    --         (493,388)
    Cash distributions to partners                   (5,555,177)   (11,277,169)
                                                   ------------   ------------

           Net cash used in financing
             activities                              (5,555,177)   (11,770,557)
                                                   ------------   ------------

CHANGES IN CASH AND CASH
    EQUIVALENTS                                      (2,761,192)    (6,971,763)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                              12,639,824     19,195,305
                                                   ------------   ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                  $  9,878,632   $ 12,223,542
                                                   ============   ============


SUPPLEMENTAL INFORMATION:
    Interest paid                                  $       --     $     12,841
                                                   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Organization and the Partnership

Polaris Aircraft Income Fund II, A California Limited Partnership (the "Partnership") was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2010. Upon organization, both the General Partner and the initial Limited Partner contributed $500. The Partnership recognized no profits or losses during the periods ended December 31, 1985 and 1984. The offering of Limited Partnership units terminated on December 31, 1986, at which time the Partnership had sold 499,997 units of $500, representing $249,998,500. All partners were admitted to the Partnership on or before December 1, 1986. During January 1998, 24 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership agreement. During December 2001, 7 units were abandoned. During the nine months ended September 30, 2002, 31 units were abandoned. At September 30, 2002, there were 499,935 units outstanding.

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

At September 30, 2002, the Partnership owned a portfolio of 10 used McDonnell Douglas DC-9-30 commercial jet aircraft, and spare parts inventory out of its original portfolio of 30 aircraft. Seven of these aircraft were on lease to TWA Airlines LLC ("TWA LLC"), a wholly owned subsidiary of American Airlines, Inc. ("American"). The three remaining aircraft were being stored in New Mexico and were being remarketed for sale.


2.       Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly the Partnership's balance sheets, results of operations, and cash flows. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission ("SEC") Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States ("GAAP"). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2001, 2000, and 1999 included in the Partnership's 2001 Annual Report to the SEC on Form 10-K.


3.       TWA Bankruptcy Filing and Transaction with American Airlines

Trans World Airlines, Inc. ("TWA") filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code on January 10,

2001. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement with American that provided for the sale to American of substantially all of TWA's assets and permitted American to exclude certain TWA contracts (including aircraft leases) from the assets of TWA to be acquired by American. On February 28, 2001, American presented the General Partner with a written proposal to assume, on modified terms and conditions, eleven of the fourteen then existing leases (collectively, the "Previous Leases"). The General Partner decided to accept American's proposal.

On April 9, 2001, the American acquisition of the selected TWA assets was consummated. As a result of this closing, TWA LLC, assumed the Previous Leases applicable to eleven of the fourteen Aircraft, and simultaneously, such Previous Leases were amended to incorporate modified terms (as so assumed and amended, the "Assumed Leases"). The Assumed Leases are substantially less favorable to the Partnership than the Previous Leases. In particular, the monthly rental rate for each Aircraft was reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry dates of November 27, 2004 and February 7, 2005 under the Previous Leases, provided that the aggregate average number of months for which all eleven Aircraft are on lease to TWA LLC were not less than 22 months from and after March 12, 2001. Finally, the maintenance condition of the aircraft to be met at lease expiry was eased in favor of TWA LLC, as compared to the corresponding conditions required under the Previous Leases.

With respect to the three Aircraft that TWA LLC did not elect to acquire, TWA officially rejected the Previous Leases applicable to these Aircraft (collectively, the "Rejected Leases") as of April 20, 2001. One of these aircraft was leased to TWA for the period of March 12, 2001 to April 12, 2001 for $85,000. All three Aircraft have been returned to the Partnership. As aircraft were returned to the Partnership they were parked in storage in Arizona while the General Partner remarketed them for sale. The three aircraft were sold on October 19, 2001, for $565,000, resulting in neither a gain nor a loss for the Partnership. In addition, the General Partner has filed administrative rent claims in the amount of $422,989 in the TWA bankruptcy proceeding in an effort to recover the fair value of TWA's actual use, if any, of these three Aircraft under the Rejected Leases during the 60-day period following TWA's filing of its bankruptcy petition. These administrative rent claims have been approved by the estate with the plan of reorganization on June 25, 2002 (the "Plan") and will be paid to the Partnership through periodic distributions over the next one to two years. These funds will be recognized on a cash basis as they are received. The General Partner also filed administrative claims in the amount of $95,359 in the TWA bankruptcy proceeding in connection with certain legal expenses incurred by the Partnership in connection with the bankruptcy proceeding which were settled for $73,448 with the estate under the Plan. The settlement was received by the Partnership on September 26, 2002. Furthermore, the General Partner has filed general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the general unsecured claims or be able to collect any amounts out of the TWA bankruptcy estate.

The Accounting Treatment of the TWA Transaction
In accordance with GAAP, the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Previous Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Previous Lease, resulting in balances of deferred rental income and accrued management fees of $5,068,954 and $232,533, respectively, as of March 12, 2001. Since the Previous Leases were effectively modified on March 12, 2001, the Partnership recognized the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $950,130 and $38,432 were recognized as rental revenue and a reduction of management fee, respectively, in March 2001. For the Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft were recognized over the new lease terms, ranging from 4 months to 30 months as of March 31, 2001. As of September 30, 2002, the Partnership had a deferred revenue balance of $762,978, and a deferred management fee balance of $35,400 included in Payable to Affiliates on the Balance Sheet, which will be recognized over the remaining lives of the aircraft leases, up to 12 months.


4.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the General Partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                  Payments made during the
                                     Three Months Ended           Payable at
                                     September 30, 2002       September 30, 2002
                                     ------------------       ------------------


Aircraft Management Fees                  $ 47,867                $ 49,400

Out-of-Pocket Operating
    Expense Reimbursement                   45,107                  44,912

Out-of-Pocket Administrative
    Expense Reimbursement                   86,670                  39,131
                                          --------                --------

                                          $179,644                $133,443
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

At September 30, 2002, Polaris Aircraft Income Fund II, A California Limited Partnership (the "Partnership") owned a portfolio of 10 used McDonnell Douglas DC-9-30 commercial jet aircraft, and spare parts inventory out of its original portfolio of 30 aircraft. Seven of these aircraft were on lease to TWA Airlines LLC ("TWA LLC"), a wholly owned subsidiary of American Airlines, Inc. ("American"). The three remaining aircraft were being stored in New Mexico and were being remarketed for sale.


Remarketing Update

TWA Bankruptcy Filing and Transaction with American Airlines

Trans World Airlines, Inc. ("TWA") filed a voluntary petition in the United States Bankruptcy Court of the District of Delaware (the "Bankruptcy Court") for reorganization relief under Chapter 11 of the Bankruptcy Code on January 10, 2001. One day prior to filing its bankruptcy petition, TWA entered into an Asset Purchase Agreement with American that provided for the sale to American of substantially all of TWA's assets and permitted American to exclude certain TWA contracts (including aircraft leases) from the assets of TWA to be acquired by American. On February 28, 2001, American presented the General Partner of the Partnership (the "General Partner") with a written proposal to assume, on modified terms and conditions, eleven of the fourteen then existing leases (collectively, the "Previous Leases"). The General Partner decided to accept American's proposal.

On April 9, 2001, the American acquisition of the selected TWA assets was consummated. As a result of this closing, TWA LLC, assumed the Previous Leases applicable to eleven of the fourteen Aircraft, and simultaneously, such Previous Leases were amended to incorporate modified terms (as so assumed and amended, the "Assumed Leases"). The Assumed Leases are substantially less favorable to the Partnership than the Previous Leases. In particular, the monthly rental rate for each Aircraft was reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease is scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable Aircraft, compared to the scheduled expiry dates of November 27, 2004 and February 7, 2005 under the Previous Leases, provided that the aggregate average number of months for which all eleven Aircraft are on lease to TWA LLC were not less than 22 months from and after March 12, 2001. Finally, the maintenance condition of the aircraft to be met at lease expiry was eased in favor of TWA LLC, as compared to the corresponding conditions required under the Previous Leases.

With respect to the three Aircraft that TWA LLC did not elect to acquire, TWA officially rejected the Previous Leases applicable to these Aircraft (collectively, the "Rejected Leases") as of April 20, 2001. One of these aircraft was leased to TWA for the period of March 12, 2001 to April 12, 2001 for $85,000. All three Aircraft have been returned to the Partnership. As aircraft were returned to the Partnership they were parked in storage in Arizona while the General Partner remarketed them for sale. The three aircraft were sold on October 19, 2001, for $565,000, resulting in neither a gain nor a loss for the Partnership. In addition, the General Partner has filed administrative rent claims in the amount of $422,989 in the TWA bankruptcy proceeding in an effort to recover the fair value of TWA's actual use, if any, of these three Aircraft under the Rejected Leases during the 60-day period following TWA's filing of its bankruptcy petition. These administrative rent claims have been approved by the estate with the plan of reorganization on June 25, 2002 (the "Plan") and will be paid to the Partnership through periodic distributions over the next one to two years. These funds will be recognized on a cash basis as they are received. The General Partner also filed administrative claims in the amount of $95,359 in the TWA bankruptcy proceeding in connection with certain legal expenses incurred by the Partnership in connection with the bankruptcy proceeding which were settled for $73,448 with the estate under the Plan. The settlement was received by the Partnership on September 26, 2002. Furthermore, the General Partner has filed general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the general unsecured claims or be able to collect any amounts out of the TWA bankruptcy estate.

The Accounting Treatment of the TWA Transaction
In accordance with accounting principles generally accepted in the United States ("GAAP"), the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Previous Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Previous Lease, resulting in balances of deferred rental income and accrued management fees of $5,068,954 and $232,533, respectively, as of March 12, 2001. Since the Previous Leases were effectively modified on March 12, 2001, the Partnership recognized the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $950,130 and $38,432 were recognized as rental revenue and a reduction of management fee, respectively, in March 2001. For the Assumed Leases, the deferred revenue and accrued management fees associated with each Aircraft were recognized over the new lease terms, ranging from 4 months to 30 months as of March 31, 2001. As of September 30, 2002, the Partnership had a deferred revenue balance of $762,978, and a deferred management fee balance of $35,400 included in Payable to Affiliates on the Balance Sheet, which will be recognized over the remaining lives of the aircraft leases, up to 12 months.


Partnership Operations

The Partnership recorded net income of $479,664, or $0.95 per limited partnership unit, for the three months ended September 30, 2002, compared to net income of $595,342, or a loss of $0.03 per limited partnership unit, for the three months ended September 30, 2001. The Partnership recorded net income of $1,525,839, or $1.99 per limited partnership unit, for the nine months ended September 30, 2002, compared to net income of $3,967,439, or $5.83 per limited partnership unit, for the nine months ended September 30, 2001. The decreases in net income for the three and nine months ended September 30, 2002, is primarily due to decreases in rental and interest income, partially offset by increases in gain on sale of aircraft and other income as well as decreases in depreciation, operating, legal, and administration and other expenses as discussed below.

Rent from operating leases decreased to $1,255,824 and $4,319,561 in the three and nine months ended September 30, 2002, as compared to $1,977,910 and $7,654,082 for the respective periods in 2001. This was primarily due to lower lease rates and fewer aircraft on lease as a result of the TWA bankruptcy. Additionally, the decrease in rent from operating leases was also caused by lower recognition of deferred revenue of $338,490 and $1,236,894 in the three and nine months ended September 30, 2002 as compared to $652,578 and $3,183,081 of deferred revenue being recognized in the respective periods in 2001. As discussed in Note 3 to the financial statements, the deferred revenue balance existing at the time of the lease revisions in March 2001 is being recognized over the new lease terms for the Accepted Aircraft, while it was recognized upon lease rejection for the three Rejected Aircraft.

Interest income decreased during the three and nine months ended September 30, 2002, as compared to the same periods in 2001, primarily due to lower average cash balances and a lower rate of return on those cash balances.

Gain on sale of aircraft during the nine months ended September 30, 2002 related to the sale of one of the Partnership's aircraft on February 13, 2002 for $250,000, resulting in a gain of $65,000.

Other income increased during the three and nine months ended September 30, 2002, as compared to the same periods in 2001, primarily due to payments made by TWA LLC in March, April and September, 2002 for the return of aircraft that did not meet return conditions required by the leases and due to a payment of $73,448 for the settlement of administrative claims in connection with TWA's bankruptcy proceedings.

Depreciation expense decreased during the three and nine months ended September 30, 2002, as compared to the same periods in 2001, primarily due to fewer aircraft remaining on lease and being depreciated.

Operating expense decreased during the three and nine months ended September 30, 2002, as compared to the same periods in 2001, primarily due to fewer aircraft being stored in the 2002 periods than in the corresponding periods in 2001.

Legal expenses decreased during the three and nine months ended September 30, 2002, as compared to the same periods in 2001, primarily due to the high costs incurred in the 2001 periods in connection with the TWA Bankruptcy. Legal fees during 2002 are primarily due to fees incurred to comply with an SEC prompted court order related to transfers of units to entities owned by an investor.

Administration and other expense decreased during the three and nine months ended September 30, 2002, as compared to the same periods in 2001, primarily due to extra printing and postage expenses incurred in 2001 due to the issuance of an 8-K related to the TWA bankruptcy.



Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA Airlines LLC, for the aircraft remaining on lease during the nine months ended September 30, 2002.

PIMC, the General Partner, has decided that cash reserves should be maintained as a prudent measure to ensure that the Partnership has available funds in the event that the aircraft presently on lease to TWA require remarketing, and for other contingencies, including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - There were no cash distributions to limited partners during the three months ended September 30, 2002 compared to cash distributions of $6,024,675, or $12.05 per limited partnership unit, during the three months ended September 30, 2001. Cash distributions to limited partners during the nine months ended September 30, 2002 and 2001 were $4,999,659, or $10.00 per limited partnership unit and $10,149,452, or $20.30 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section, the receipt of rental payments from TWA LLC, and payments generated from aircraft sales proceeds.

Item 4.       Controls and Procedures

PIMC management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           Part II. Other Information
                           --------------------------


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the "Partnership") 2001 Annual Report to the Securities and Exchange Commission ("SEC") on Form 10-K ("Form 10-K") and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q ("Form 10-Q") for the period ended June 30, 2002, there are several pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.


Other Proceedings - Item 10 of Part III of the Partnership's  2001 Form 10-K and
Item 1 of Part II of the Partnership's Quarterly Reports to the SEC on Form 10-Q for the period ended June 30, 2002 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. Except as described in the last sentence below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

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

judgment against most of the remaining plaintiffs based upon a settlement and bar order entered in a multi-district litigation in 1997. On March 1, 2002 the judge granted the defendants' summary judgment motions. On August 15, 2002, the judge entered a judgment of dismissal in each of the California actions.


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

                                POLARIS AIRCRAFT INCOME FUND II,
                                A California Limited Partnership
                                (Registrant)
                                By: Polaris Investment
                                    Management Corporation,
                                    General Partner




     November 12, 2002              By: /S/Stephen E. Yost
   ---------------------                ------------------
                                        Stephen E. Yost, Chief Financial Officer

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, William R. Carpenter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Polaris Aircraft Income Fund II (A California Limited Partnership);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:    Polaris Investment Management Corporation,
       General Partner
/s/ William R. Carpenter
------------------------
William R. Carpenter
President

CERTIFICATION
-------------

I, Stephen E. Yost, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Polaris Aircraft Income Fund II (A California Limited Partnership);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:    Polaris Investment Management Corporation,
       General Partner
/s/ Stephen E. Yost
-------------------
Stephen E. Yost
Chief Financial Officer