Form 10-Q
period 2003-03-31
POLARIS AIRCRAFT INCOME FUND II
filed 2003-05-15
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 ---------------

                                    FORM 10-Q

                                 ---------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

   Securities registered pursuant to Section 12(b) and 12(g) of the Act: None
                                                                         ----


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                              Yes  X            No
                                  ---              ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in rule 12b-2 of the Exchange Act).  Yes      No  X
                                                 ---     ---

Number of units outstanding on March 31, 2003 was 499,890.






                       This document consists of 16 pages.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended March 31, 2003




                                      INDEX



Part I.       Financial Information                                         Page

         Item 1.      Financial Statements (Unaudited)

              a)  Condensed Balance Sheets - March 31, 2003 and
                  December 31, 2002...........................................3

              b)  Condensed Statements of Operations - Three Months
                  Ended March 31, 2003 and 2002...............................4

              c) Condensed Statements of Changes in Partners' Capital (Deficit) - Year Ended December 31, 2002
                  and Three Months Ended March 31, 2003.......................5

              d)  Condensed Statements of Cash Flows - Three Months
                  Ended March 31, 2003 and 2002...............................6

              e)  Notes to Condensed Financial Statements.....................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........9

         Item 4.      Controls and Procedures................................10



Part II.      Other Information

         Item 1.      Legal Proceedings......................................11

         Item 6.      Exhibits and Reports on Form 8-K.......................11

         Signature    .......................................................12

         Certifications Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.........................................................13

                          Part I. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                       March 31,    December 31,
                                                         2003           2002
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $  4,322,954   $ 10,605,028

RENT AND OTHER RECEIVABLES                               270,341        241,560

AIRCRAFT HELD FOR SALE                                   925,000        740,000

AIRCRAFT ON OPERATING LEASE,
    net of accumulated depreciation of
    $39,508,382 in 2003 and $46,906,230 in 2002        1,533,860      2,318,650
                                                    ------------   ------------

        Total Assets                                $  7,052,155   $ 13,905,238
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    159,002   $     81,151

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                          537,968        551,766

DEFERRED INCOME                                          232,359        475,788
                                                    ------------   ------------

        Total Liabilities                                929,329      1,108,705
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                   (3,645,105)    (3,555,808)
    Limited Partners, 499,890 units in 2003
      and 499,910 units in 2002
      issued and outstanding                           9,767,931     16,352,341
                                                    ------------   ------------

        Total Partners' Capital                        6,122,826     12,796,533
                                                    ------------   ------------

        Total Liabilities and Partners' Capital     $  7,052,155   $ 13,905,238
                                                    ============   ============

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended March 31
                                                    ---------------------------

                                                         2003            2002
                                                         ----            ----
REVENUES:
   Rent from operating leases                        $   962,095     $ 1,686,101
   Interest                                               15,249          39,274
   Gain on sale of aircraft                                 --            65,000
   Other                                                  30,115          78,945
                                                     -----------     -----------

           Total Revenues                              1,007,459       1,869,320
                                                     -----------     -----------

EXPENSES:
   Depreciation                                          599,790       1,099,513
   Management fees to the general partner                 24,619          34,015
   Operating                                              52,199          26,580
   Administration and other                               61,363          71,201
                                                     -----------     -----------

           Total Expenses                                737,971       1,231,309
                                                     -----------     -----------

NET INCOME                                           $   269,488     $   638,011
                                                     ===========     ===========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                               $   605,022     $   519,800
                                                     ===========     ===========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                               $  (335,534)    $   118,211
                                                     ===========     ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                  $     (0.67)    $      0.24
                                                     ===========     ===========

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

         CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 2002 and
                                          Three Months Ended March 31, 2003
                                          ---------------------------------

                                        General         Limited
                                        Partner        Partners        Total
                                        -------        --------        -----


Balance, December 31, 2001           $ (3,531,847)  $ 20,069,934   $ 16,538,087

   Net income                             531,557      1,282,066      1,813,623

   Cash distributions to partners        (555,518)    (4,999,659)    (5,555,177)
                                     ------------   ------------   ------------

Balance, December 31, 2002             (3,555,808)    16,352,341     12,796,533

   Net income (loss)                      605,022       (335,534)       269,488

   Cash distributions to partners        (694,319)    (6,248,876)    (6,943,195)
                                     ------------   ------------   ------------

Balance, March 31, 2003              $ (3,645,105)  $  9,767,931   $  6,122,826
                                     ============   ============   ============


   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31
                                                    ---------------------------

                                                         2003           2002
                                                         ----           ----
OPERATING ACTIVITIES:
    Net income                                      $    269,488   $    638,011
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                       599,790      1,099,513
      Gain on sale of aircraft                              --          (65,000)
      Changes in operating assets and liabilities:
         Decrease (increase) in rent and other
           receivables                                   (28,781)        40,000
         Increase (decrease) in payable to
           affiliates                                     77,851       (103,578)
         Decrease in accounts payable
           and accrued liabilities                       (13,798)        (2,479)
         Decrease in deferred income                    (243,429)      (514,101)
                                                    ------------   ------------

           Net cash provided by operating
             activities                                  661,121      1,092,366
                                                    ------------   ------------

INVESTING ACTIVITIES:
    Proceeds from sale of aircraft                          --          250,000
                                                    ------------   ------------

           Net cash provided by investing
             activities                                     --          250,000
                                                    ------------   ------------

FINANCING ACTIVITIES:
    Cash distributions to partners                    (6,943,195)    (5,555,177)
                                                    ------------   ------------

           Net cash used in financing activities      (6,943,195)    (5,555,177)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
    EQUIVALENTS                                       (6,282,074)    (4,212,811)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                               10,605,028     12,639,824
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                   $  4,322,954   $  8,427,013
                                                    ============   ============



NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
      Transfer of operating lease assets to
        assets held for sale                        $    185,000   $    185,000
                                                    ============   ============

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Organization and the Partnership

Polaris Aircraft Income Fund II, A California Limited Partnership (the Partnership), was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2010. Upon organization, both the General Partner and the initial Limited Partner contributed $500. The Partnership recognized no profits or losses during the periods ended December 31, 1984 and 1985. The offering of Limited Partnership units terminated on December 31, 1986, at which time the Partnership had sold 499,997 units of $500, representing $249,998,500. All partners were admitted to the Partnership on or before December 1, 1986. During January 1998, 24 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership Agreement (the Agreement). During the three months ended March 31, 2003, 20 units were abandoned. At March 31, 2003, there were 499,890 units outstanding, net of redemptions.

Polaris Investment Management Corporation (PIMC), the sole General Partner of the Partnership (the General Partner), supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Amounts paid and allocations to related parties are described in Notes 3 and 4.

At March 31, 2003, the Partnership owned a portfolio of 10 used McDonnell Douglas DC-9-30 commercial jet aircraft, and an inventory of spare parts out of its original portfolio of 30 aircraft. Five of these aircraft were on lease to TWA Airlines LLC (TWA LLC), a wholly owned subsidiary of American Airlines, Inc. (American). The five remaining aircraft were being stored in New Mexico and were being remarketed for sale.


2.       Accounting Principles and Policies

In the opinion of management, the condensed financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly the Partnership's financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and note disclosures required by accounting principles generally accepted in the United States (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2002, 2001, and 2000 included in the Partnership's 2002 Annual Report to the SEC on Form 10-K.

3.         Related Parties

Under the Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                             Payments for
                                          Three Months Ended       Payable at
                                            March 31, 2003       March 31, 2003
                                            --------------       --------------

Aircraft Management Fees                        $ 36,867             $ 22,677

Out-of-Pocket Operating
    Expense Reimbursement                         37,262               55,628

Out-of-Pocket Administrative
    Expense Reimbursement                           --                 80,697
                                                --------             --------

                                                $ 74,129             $159,002
                                                ========             ========



4.       Partners' Capital

The Agreement stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the general partner and the limited partners. Such allocations are made using income or loss calculated under GAAP for book purposes, which varies from income or loss calculated for tax purposes.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Business Overview

At March 31, 2003, Polaris Aircraft Income Fund II, A California Limited Partnership (the Partnership), owned a portfolio of 10 used McDonnell Douglas DC-9-30 commercial jet aircraft, and an inventory of spare parts out of its original portfolio of 30 aircraft. Five of these aircraft were on lease to TWA Airlines LLC (TWA LLC), a wholly owned subsidiary of American Airlines, Inc. (American). All remaining leases will expire by October 3, 2003, after which these aircraft will be remarketed for sale. The five remaining aircraft were being stored in New Mexico and were being remarketed for sale.


Partnership Operations

The Partnership recorded net income of $269,488, which resulted in a net loss of $0.67 per limited partnership unit, for the three months ended March 31, 2003, compared to net income of $638,011, or $0.24 per limited partnership unit, for the three months ended March 31, 2002.

The decrease in net income is primarily due to decreases in rental, interest, and other income, and a decrease in gain on sale of aircraft, and an increase in operating expenses, partially offset by decreases in depreciation, management fees and administration and other expenses, as discussed below.

Rent from operating leases decreased to $962,095 in the three months ended March 31, 2003, as compared to $1,686,101 in the same period in 2002, primarily due to fewer aircraft on lease. Additionally, the decrease in rent from operating leases was also caused by lower recognition of deferred revenue of $243,429 in the three months ended March 31, 2003 as compared to $514,101 in the same period in 2002.

Interest income decreased during the three months ended March 31, 2003, as compared to the same period in 2002, primarily due to lower average cash reserves and lower rate of return on those cash balances.

Gain on sale of aircraft decreased during the three months ended March 31, 2003, as compared to the same period in 2002, due to the sale of one of the Partnership's aircraft on February 13, 2002 for $250,000 resulting in a gain of $65,000. There were no aircraft sales in 2003.

Other income decreased during the three months ended March 31, 2003, as compared to the same period in 2002, primarily due to payments made by TWA LLC for the return of aircraft that did not meet return conditions required by the lease. There was one such return during the three months ended March 31, 2003, while there were two such returns during the same period in 2002.

Depreciation expense decreased during the three months ended March 31, 2003, as compared to the same period in 2002, primarily due to fewer aircraft remaining on lease and subject to depreciation.

Management fees decreased during the three months ended March 31, 2003, as compared to the same period in 2002, primarily due to lower rental revenue.

Operating expenses increased during the three months ended March 31, 2003, as compared to the same period in 2002, primarily due to costs incurred to store the aircraft after they come off lease while being remarketed for sale. There were five aircraft off lease at March 31, 2003, as compared to one at March 31, 2002.

Administration and other expenses decreased during the three months ended March 31, 2003, as compared to the same period in 2002, primarily due to lower trustee fees and printing and postage costs partially offset by increases in auditing and legal fees.


Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA Airlines LLC, for the aircraft remaining on lease during the three months ended March 31, 2003.

PIMC, the General Partner, has decided that cash reserves should be maintained as a prudent measure to ensure that the Partnership has available funds in the event that the aircraft presently on lease to TWA LLC require remarketing, and for other contingencies, including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 2003 and 2002 were $6,248,876, or $12.50 per limited partnership unit, and $4,999,659, or $10.00 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section, the receipt of rental payments from TWA LLC, and payments generated from the aircraft sales proceeds.


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

                           Part II. Other Information
                           --------------------------


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 2002 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), all legal actions or proceedings involving the Partnership have been resolved or disposed of by the respective courts.

Other Proceedings - Item 10 in Part III of the Partnership's 2002 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.



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

                              POLARIS AIRCRAFT INCOME FUND II,
                              A California Limited Partnership
                              (Registrant)
                              By:  Polaris Investment
                                   Management Corporation,
                                   General Partner




       May 14, 2003                By: /S/Stephen E. Yost
   ---------------------               ----------------------------------------
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

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 14, 2003

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

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 14, 2003

By:    Polaris Investment Management Corporation,
       General Partner

/s/ Stephen E. Yost
-------------------
Stephen E. Yost
Chief Financial Officer