Form 10-Q
period 2003-06-30
POLARIS AIRCRAFT INCOME FUND II
filed 2003-08-14
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 ---------------

                                    FORM 10-Q

                                 ---------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

            FORM 10-Q - For the Quarterly Period Ended June 30, 2003




                                      INDEX



Part I.  Financial Information                                              Page

         Item 1.      Financial Statements (Unaudited)

              a)  Condensed Balance Sheets - June 30, 2003 and
                  December 31, 2002............................................3

              b)  Condensed Statements of Income - Three and Six Months
                  Ended June 30, 2003 and 2002.................................4

              c)  Condensed Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 2002
                  and Six Months Ended June 30, 2003...........................5

              d)  Condensed Statements of Cash Flows - Six Months
                  Ended June 30, 2003 and 2002.................................6

              e)  Notes to Condensed Financial Statements......................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations............9

         Item 4.      Controls and Procedures.................................10



Part II. Other Information

         Item 1.      Legal Proceedings.......................................12

         Item 6.      Exhibits and Reports on Form 8-K........................12

         Signature    ........................................................13

                          Part 1. Financial Information
                          -----------------------------

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                      June 30,      December 31,
                                                        2003            2002
                                                        ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $  4,473,614   $ 10,605,028

RENT AND OTHER RECEIVABLES                               121,622        241,560

AIRCRAFT HELD FOR SALE                                 1,295,000        740,000

AIRCRAFT ON OPERATING LEASE,
   net of accumulated depreciation of
   $23,854,478 in 2003 and $46,906,230 in 2002           751,155      2,318,650
                                                    ------------   ------------

        Total Assets                                $  6,641,391   $ 13,905,238
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $     19,893   $     81,151

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           190,114        551,766

DEFERRED INCOME                                           72,335        475,788
                                                    ------------   ------------

        Total Liabilities                                282,342      1,108,705
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (3,642,743)    (3,555,808)
    Limited Partners, 499,840 units in 2003
      and 499,910 units in 2002
      issued and outstanding                          10,001,792     16,352,341
                                                    ------------   ------------

        Total Partners' Capital                        6,359,049     12,796,533
                                                    ------------   ------------

        Total Liabilities and Partners' Capital     $  6,641,391   $ 13,905,238
                                                    ============   ============

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                          Three Months Ended           Six Months Ended
                                               June 30,                    June 30,

                                            2003         2002         2003          2002
                                            ----         ----         ----          ----
REVENUES:
   Rent from operating leases           $   657,358  $ 1,377,636  $ 1,619,453   $ 3,063,737
   Interest                                  12,774       40,277       28,023        79,551
   Gain on sale of aircraft                    --           --           --          65,000
   Lessee return condition settlements       90,630       57,380      120,745       136,325
   Other income                              69,346         --         69,346          --
                                        -----------  -----------  -----------   -----------

           Total Revenues                   830,108    1,475,293    1,837,567     3,344,613
                                        -----------  -----------  -----------   -----------

EXPENSES:
   Depreciation                             412,705      905,347    1,012,495     2,004,860
   Management fees to general partner        17,452       34,370       42,071        68,385
   Operating                                 64,255       36,413      116,454        62,993
   Administration and other                  99,473       90,999      160,836       162,200
                                        -----------  -----------  -----------   -----------

           Total Expenses                   593,885    1,067,129    1,331,856     2,298,438
                                        -----------  -----------  -----------   -----------

NET INCOME                              $   236,223  $   408,164  $   505,711   $ 1,046,175
                                        ===========  ===========  ===========   ===========

NET INCOME ALLOCATED TO
   THE GENERAL PARTNER                  $     2,362  $     4,083  $  607,384    $   523,883
                                        ===========  ===========  ===========   ===========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                  $   233,861  $   404,081  $  (101,673)  $   522,292
                                        ===========  ===========  ===========   ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                     $      0.47  $      0.81  $     (0.20)  $      1.04
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

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

         CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Year Ended December 31, 2002 and
                                          Six Months Ended June 30, 2003
                                          ------------------------------

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----


Balance, December 31, 2001           $ (3,531,847)  $ 20,069,934   $ 16,538,087

   Net income                             531,557      1,282,066      1,813,623

   Cash distribution to partners         (555,518)    (4,999,659)    (5,555,177)
                                     ------------   ------------   ------------

Balance, December 31, 2002             (3,555,808)    16,352,341     12,796,533

   Net income (loss)                      607,384       (101,673)       505,711

   Cash distribution to partners         (694,319)    (6,248,876)    (6,943,195)
                                     ------------   ------------   ------------

Balance, June 30, 2003               $ (3,642,743)  $ 10,001,792   $  6,359,049
                                     ============   ============   ============

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------

                                                        2003            2002
                                                        ----            ----
OPERATING ACTIVITIES:
    Net income                                      $    505,711   $  1,046,175
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                     1,012,495      2,004,860
      Gain on sale of aircraft                              --          (65,000)
      Changes in operating assets and liabilities:
         Decrease in rent and other receivables          119,938         83,262
         Decrease in payable to affiliates               (61,258)      (517,145)
         Decrease in accounts payable
           and accrued liabilities                      (361,652)       (56,861)
         Decrease in deferred income                    (403,453)      (898,404)
                                                    ------------   ------------

           Net cash provided by operating
             activities                                  811,781      1,596,887
                                                    ------------   ------------

INVESTING ACTIVITIES:
    Proceeds from sale of aircraft                          --          250,000
                                                    ------------   ------------

           Net cash provided by investing
             activities                                     --          250,000
                                                    ------------   ------------

FINANCING ACTIVITIES:
    Cash distributions to partners                    (6,943,195)    (5,555,177)
                                                    ------------   ------------

           Net cash used in financing activities      (6,943,195)    (5,555,177)
                                                    ------------   ------------

CHANGES IN CASH AND CASH
    EQUIVALENTS                                       (6,131,414)    (3,708,290)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                               10,605,028     12,639,824
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                   $  4,473,614   $  8,931,534
                                                    ============   ============



NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
       Transfer of operating lease assets to
         assets held for sale                       $    555,000        370,000
                                                    ============   ============


   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Organization and the Partnership

Polaris Aircraft Income Fund II, A California Limited Partnership (the Partnership), was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2010. Upon organization, both the General Partner and the initial Limited Partner contributed $500. The Partnership recognized no profits or losses during the periods ended December 31, 1985 and 1984. The offering of Limited Partnership units terminated on December 31, 1986, at which time the Partnership had sold 499,997 units of $500, representing $249,998,500. All partners were admitted to the Partnership on or before December 1, 1986. During January 1998, 24 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership Agreement (the Agreement). During the three months ended June 30, 2003, 50 units were abandoned. At June 30, 2003, there were 499,840 units outstanding, net of redemptions.

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

At June 30, 2003, the Partnership owned a portfolio of 10 used McDonnell Douglas DC-9-30 commercial jet aircraft, and an inventory of spare parts out of its original portfolio of 30 aircraft. Three of these aircraft were on lease to TWA Airlines, LLC (TWA LLC), a wholly owned subsidiary of American Airlines, Inc. (American). The seven remaining aircraft were stored in New Mexico and were being remarketed for sale.


2.       Accounting Principles and Policies

In the opinion of management, the condensed financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly the Partnership's financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q. The condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and note disclosures required by accounting principles generally accepted in the United States (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2002, 2001, and 2000 included in the Partnership's 2002 Annual Report to the SEC on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.         Related Parties

Under the Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the General Partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                    Payments made during the
                                       Three Months Ended       Payable at
                                          June 30, 2003        June 30, 2003
                                          -------------        -------------

Aircraft Management Fees                    $ 29,200             $ 10,929

Out-of-Pocket Operating
    Expense Reimbursement                     59,234                8,964

Out-of-Pocket Administrative
    Expense Reimbursement                    575,850                 --
                                            --------             --------

                                            $664,284             $ 19,893
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


5.       Sale of Aircraft

On February 13, 2002 PIMC, on behalf of the Partnership, sold one DC-9-30 aircraft to Amtec Corporation for $250,000 cash. The Partnership recognized a gain on the sale of $65,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

At June 30, 2003, Polaris Aircraft Income Fund II, A California Limited Partnership (the Partnership), owned a portfolio of 10 used McDonnell Douglas DC-9-30 commercial jet aircraft, and an inventory of spare parts out of its original portfolio of 30 aircraft. Three of these aircraft were on lease to TWA Airlines, LLC (TWA LLC), a wholly owned subsidiary of American Airlines Inc. (American). All remaining leases will expire by October 3, 2003, after which these aircraft will be remarketed for sale. The seven remaining aircraft were being stored in New Mexico and were being remarketed for sale.


Partnership Operations

The Partnership recorded net income of $236,223, or $0.47 per limited partnership unit, for the three months ended June 30, 2003, compared to net income of $408,164, or $0.81 per limited partnership unit, for the three months ended June 30, 2002. The Partnership recorded net income of $505,711, which resulted in a net loss of $0.20 per limited partnership unit, for the six months ended June 30, 2003, compared to net income of $1,046,175, or $1.04 per limited partnership unit, for the six months ended June 30, 2002. The decreases in net income are primarily due to decreases in rental and interest income, and a decrease in gain on sale of aircraft along with an increase in operating expenses, partially offset by an increase in other income and decreases in depreciation and management fees to the General Partner as discussed below.

Rent from operating leases decreased to $657,358 and $1,619,453 in the three and six months ended June 30, 2003 respectively, as compared to $1,377,636 and $3,063,737 for the respective periods in 2002, primarily due to fewer aircraft on lease. Additionally, the decrease in rent from operating leases was also caused by lower recognition of deferred revenue of $160,024 and $403,454 in the three and six months ended June 30, 2003 respectively, as compared to $384,302 and $898,403 in the respective periods in 2002.

Interest income decreased during the three and six months ended June 30, 2003, as compared to the same periods in 2002, primarily due to lower average cash reserves and a lower rate of return on those cash reserves.

Gain on sale of aircraft decreased during the six months ended June 30, 2003, as compared to the same period in 2002, due to the sale of one of the Partnership's aircraft on February 13, 2002 for $250,000 resulting in a gain on the sale of $65,000. There were no aircraft sales in 2003.

Lessee return condition settlements increased during the three months ended June 30, 2003, as compared to the same period in 2002. Two aircraft were returned to the Partnership during the 2003 period as compared to one aircraft during the 2002 period. Lessee return condition settlements decreased during the six months ended June 30, 2003, as compared to the same period in 2002. Three aircraft were returned to the Partnership during the 2003 period as compared to two aircraft during the 2002 period. The amount of return condition settlement for a particular aircraft can vary significantly from the next due to the fact that TWA LLC is required to return the installed engines on each aircraft with a target level of average cycle life remaining to replacement for all life limited parts of 25%. If the average cycle life remaining on the installed engines on an aircraft is below the 25% target level, a financial adjustment is payable by TWA

LLC to the Partnership (but no payment will be owed by the Partnership to TWA LLC if cycle life remaining at return exceeds the target level).

Other income increased during the three and six months ended June 30, 2003, as compared to the same periods in 2002, primarily due to a payment received during the three months ended June 30, 2003 from TWA's bankrupt estate in respect of certain administrative rent claims in the amount of $69,345 of the total claim of $422,989.

Depreciation expense decreased during the three and six months ended June 30, 2003, as compared to the same periods in 2002, primarily due to fewer aircraft remaining on lease and subject to depreciation.

Operating expense increased during the three and six months ended June 30, 2003 primarily due to increased maintenance and storage related costs associated with the aircraft as they come off lease and are held for sale. As of June 30, 2003 seven aircraft remain in storage while being remarketed for sale.

Administration and other expense increased during the three months ended June 30, 2003, as compared to the same period in 2002, primarily due to increased audit fees. Administration and other expense decreased during the six months ended June 30, 2003 as compared to the same period in 2002, primarily due to a decrease in legal fees. In the 2002 period legal fees were incurred in connection with an SEC prompted court order related to transfers of units to entities owned by an investor. There were no such fees incurred in the 2003 period.



Liquidity and Cash Distributions

Liquidity - The Partnership received all payments due from its sole lessee, TWA Airlines LLC, for the aircraft remaining on lease during the six months ended June 30, 2003.

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

Cash Distributions - Cash distributions to limited partners during the six months ended June 30, 2003 and 2002 were $6,248,876, or $12.50 per limited partnership unit, and $4,999,659, or $10.00 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section, the receipt of rental payments from TWA LLC, and payments generated from aircraft sales proceeds.


Item 4.    Controls and Procedures

As required by Rule 13a-15(b), PIMC management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Partnership's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), PIMC management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Partnership's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

                           Part II. Other Information
                           --------------------------


Item 1.       Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 2002 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 2003, all legal actions or proceedings involving the Partnership have been resolved or disposed of by the respective courts.

Other Proceedings - Item 10 in Part III of the Partnership's  2002 Form 10-K and
Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q for the period ended March 31, 2003 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


Item 6.       Exhibits and Reports on Form 8-K

a)       Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                POLARIS AIRCRAFT INCOME FUND II,
                                A California Limited Partnership
                                (Registrant)
                                By: Polaris Investment
                                    Management Corporation,
                                    General Partner




     August 12, 2003                By: /S/Stephen E. Yost
---------------------------             -------------------------------------
                                        Stephen E. Yost, Chief Financial Officer