Form 10-Q
period 2003-09-30
POLARIS AIRCRAFT INCOME FUND II
filed 2003-11-14
CIK 789895

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ----- to ------

                      -----------------------------------

                           Commission File No. 33-2794

                      -----------------------------------

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

                             Yes [X]    No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                       This document consists of 15 pages.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

          FORM 10-Q - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
PART I.    FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited)

          a)  Condensed Balance Sheets - September 30, 2003 and
              December 31, 2002..............................................................................       3

          b)  Condensed Statements of Operations - Three and Nine Months
              Ended September 30, 2003 and 2002..............................................................       4

          c)  Condensed Statements of Changes in Partners' Capital
              (Deficit) - Year Ended December 31, 2002
              and Nine Months Ended September 30, 2003.......................................................       5

          d)  Condensed Statements of Cash Flows - Nine Months
              Ended September 30, 2003 and 2002..............................................................       6

          e)  Notes to Condensed Financial Statements........................................................       7

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations......      10

     Item 4.      Controls and Procedures....................................................................      13

PART II.   OTHER INFORMATION

     Item 1.      Legal Proceedings..........................................................................      14

     Item 6.      Exhibits and Reports on Form 8-K...........................................................      14

     Signature    ...........................................................................................      15

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        POLARIS AIRCRAFT INCOME FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                         SEPTEMBER 30,        DECEMBER 31,
                                                             2003                 2002
                                                             ----                 ----
ASSETS:

CASH AND CASH EQUIVALENTS                                $   4,635,067        $ 10,605,028

RENT AND OTHER RECEIVABLES                                      41,612             241,560

AIRCRAFT HELD FOR SALE                                         900,000             740,000

AIRCRAFT ON OPERATING LEASE,
   net of accumulated depreciation of
   $8,170,489 in 2003 and $46,906,230 in 2002                  100,000           2,318,650

PREPAID EXPENSE                                                  3,871                   -
                                                         -------------        ------------

        Total Assets                                     $   5,680,550        $ 13,905,238
                                                         =============        ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                    $     120,256        $     81,151

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                                 119,755             551,766

DEFERRED INCOME                                                    665             475,788
                                                         -------------        ------------

        Total Liabilities                                      240,676           1,108,705
                                                         -------------        ------------

PARTNERS' CAPITAL (DEFICIT):
    General Partner                                         (3,651,935)         (3,555,808)
    Limited Partners, 499,812 units in 2003 and
    499,910 units in 2002 issued and outstanding             9,091,809          16,352,341
                                                         -------------        ------------

        Total Partners' Capital                              5,439,874          12,796,533
                                                         -------------        ------------

        Total Liabilities and Partners' Capital          $   5,680,550        $ 13,905,238
                                                         =============        ============

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                             2003             2002             2003           2002
                                                             ----             ----             ----           ----
REVENUES:
   Rent from operating leases                            $     305,003   $    1,255,824   $   1,924,456   $  4,319,561
   Interest                                                     10,746           40,670          38,769        120,221
   Gain on sale of aircraft                                          -                -               -         65,000
   Lessee return condition settlements                          56,952           55,290         177,697        191,615
   Lessee settlement                                                 -           73,448          69,346         73,448
                                                         -------------   --------------   -------------   ------------

           Total Revenues                                      372,701        1,425,232       2,210,268      4,769,845
                                                         -------------   --------------   -------------   ------------
EXPENSES:
   Depreciation                                              1,046,155          813,485       2,058,650      2,818,345
   Management fees to general partner                            8,357           30,149          50,428         98,534
   Operating                                                   161,969           50,011         278,423        113,004
   Legal                                                        11,822            1,153          13,804         18,728
   Administration and other                                     63,573           50,770         222,427        195,395
                                                         -------------   --------------   -------------   ------------

           Total Expenses                                    1,291,876          945,568       2,623,732      3,244,006
                                                         -------------   --------------   -------------   ------------

NET INCOME (LOSS)                                        $    (919,175)  $      479,664   $    (413,464)  $  1,525,839
                                                         =============   ==============   =============   ============

NET INCOME (LOSS) ALLOCATED
   TO THE GENERAL PARTNER                                $      (9,192)  $        4,796   $     598,192   $    528,679
                                                         =============   ==============   =============   ============

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                                   $    (909,983)  $      474,868   $  (1,011,656)  $    997,160
                                                         =============   ==============   =============   ============

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                      $       (1.82)  $         0.95   $       (2.02)  $       1.99
                                                         =============   ==============   =============   ============

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

         CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

                                                                YEAR ENDED DECEMBER 31, 2002 AND
                                                              NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                            GENERAL         LIMITED
                                                            PARTNER         PARTNERS          TOTAL
                                                            -------         --------          -----
Balance, December 31, 2001                               $  (3,531,847)  $   20,069,934   $  16,538,087

   Net income                                                  531,557        1,282,066       1,813,623

   Cash distribution to partners                              (555,518)      (4,999,659)     (5,555,177)
                                                         -------------   --------------   -------------

Balance, December 31, 2002                                  (3,555,808)      16,352,341      12,796,533

   Net income (loss)                                           598,192       (1,011,656)       (413,464)

   Cash distribution to partners                              (694,319)      (6,248,876)     (6,943,195)
                                                         -------------   --------------   -------------

Balance, September 30, 2003                              $  (3,651,935)  $    9,091,809   $   5,439,874
                                                         =============   ==============   =============

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                              2003            2002
                                                                              ----            ----
OPERATING ACTIVITIES:
    Net income (loss)                                                    $    (413,464)  $   1,525,839
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                           2,058,650       2,818,345
      Gain on sale of aircraft                                                       -         (65,000)
      Changes in operating assets and liabilities:
         Decrease in rent and other receivables                                199,948         123,262
         Increase in prepaid expense                                            (3,871)              -
         Increase (decrease) in payable to affiliates                           39,105        (504,208)
         Decrease in accounts payable and accrued liabilities                 (432,011)       (117,359)
         Decrease in deferred income                                          (475,123)     (1,236,894)
                                                                         -------------   -------------

           Net cash provided by operating activities                           973,234       2,543,985
                                                                         -------------   -------------
INVESTING ACTIVITIES:
    Proceeds from sale of aircraft                                                 -           250,000
                                                                         -------------   -------------

           Net cash provided by investing activities                               -           250,000
                                                                        -------------   -------------
FINANCING ACTIVITIES:
    Cash distributions to partners                                          (6,943,195)     (5,555,177)
                                                                         -------------   -------------
           Net cash used in financing activities                            (6,943,195)     (5,555,177)
                                                                         -------------   -------------
CHANGES IN CASH AND CASH
    EQUIVALENTS                                                             (5,969,961)     (2,761,192)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                     10,605,028      12,639,824
                                                                         -------------   -------------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                        $   4,635,067   $   9,878,632
                                                                         =============   =============
NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
       Transfer of operating lease assets to assets held for sale        $     500,000   $           -
                                                                         =============    ============

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. ORGANIZATION AND THE PARTNERSHIP

Polaris Aircraft Income Fund II, A California Limited Partnership (the Partnership), was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2010. Upon organization, both the General Partner and the initial Limited Partner contributed $500. The Partnership recognized no profits or losses during the periods ended December 31, 1985 and 1984. The offering of Limited Partnership units terminated on December 31, 1986, at which time the Partnership had sold 499,997 units of $500, representing $249,998,500. All partners were admitted to the Partnership on or before December 1, 1986. During January 1998, 24 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership Agreement (the Agreement). During the three months ended September 30, 2003, 28 units were abandoned. At September 30, 2003, there were 499,812 units outstanding, net of redemptions.

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

At September 30, 2003, the Partnership owned a portfolio of 10 used McDonnell Douglas DC-9-30 commercial jet aircraft, and an inventory of spare parts out of its original portfolio of 30 aircraft. One of these aircraft was on lease to TWA Airlines, LLC (TWA LLC), a wholly owned subsidiary of American Airlines, Inc. (American). The nine remaining aircraft were stored in New Mexico and were being remarketed for sale.

NOTE 2. ACCOUNTING PRINCIPLES AND POLICIES

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

NOTE 3. RELATED PARTIES

Under the Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the General Partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                                            PAYMENTS MADE DURING THE
                                                               THREE MONTHS ENDED           PAYABLE AT
                                                               SEPTEMBER 30, 2003       SEPTEMBER 30, 2003
                                                            ------------------------    ------------------
Aircraft Management Fees                                           $   17,267               $   2,019

Out-of-Pocket Operating
    Expense Reimbursement                                             133,582                 113,307

Out-of-Pocket Administrative
    Expense Reimbursement                                              68,740                   4,930
                                                                   ----------               ---------

                                                                   $  219,589               $ 120,256
                                                                   ==========               =========

NOTE 4. PARTNERS' CAPITAL

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

NOTE 5. AIRCRAFT AND DEPRECIATION

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft will be increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement. During the nine months ended September 30, 2003, the Partnership recognized additional depreciation expense of $88,293 as a result of determining that future net cash flows were less than the carrying value of aircraft on operating lease. Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the nine months ended September 30, 2003, the Partnership also recognized additional depreciation expense of $765,000 on aircraft held for sale due to changes in estimated fair market values. Management believes the assumptions related to the fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections.

NOTE 6. SALE OF AIRCRAFT

On February 13, 2002, the General Partner, on behalf of the Partnership, sold one DC-9-30 aircraft to Amtec Corporation for $250,000 in cash. The Partnership recognized a gain on the sale of $65,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

At September 30, 2003, Polaris Aircraft Income Fund II, A California Limited Partnership (the Partnership), owned a portfolio of 10 used McDonnell Douglas DC-9-30 commercial jet aircraft, and an inventory of spare parts out of its original portfolio of 30 aircraft. One of these aircraft was on lease to TWA Airlines, LLC (TWA LLC), a wholly owned subsidiary of American Airlines Inc. (American). The one remaining lease will expire by October 3, 2003, after which this aircraft will be remarketed for sale. The nine remaining aircraft were being stored in New Mexico and were being remarketed for sale. The Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur because the General Partner is unable to predict when all of the Partnership's remaining assets will be sold. This discussion should be read in conjunction with the management's discussion included in the Partnership's 2002 Annual Report to the SEC on Form 10-K.

PARTNERSHIP OPERATIONS

The Partnership recorded a net loss of $919,175, or $1.82 per limited partnership unit, for the three months ended September 30, 2003, compared to net income of $479,664, or $0.95 per limited partnership unit, for the three months ended September 30, 2002. The Partnership recorded a net loss of $413,464, or $2.02 per limited partnership unit, for the nine months ended September 30, 2003, compared to net income of $1,525,839, or $1.99 per limited partnership unit, for the nine months ended September 30, 2002. The decreases in net income are primarily due to write downs on aircraft, decreases in rental and interest income, and no recognized gains on sale of aircraft along with an increase in operating expenses, partially offset by decreases in depreciation and management fees to the General Partner, as discussed below.

Rent from operating leases decreased to $305,003 and $1,924,456 in the three and nine months ended September 30, 2003, respectively, as compared to $1,255,824 and $4,319,561 for the respective periods in 2002, primarily due to fewer aircraft on lease. Additionally, the decrease in rent from operating leases was also caused by lower recognition of deferred revenue of $71,670 and $475,123 in the three and nine months ended September 30, 2003, respectively, as compared to $338,490 and $1,236,894 in the respective periods in 2002.

Interest income decreased during the three and nine months ended September 30, 2003, as compared to the same periods in 2002, primarily due to lower average cash reserves and a lower rate of return on those cash reserves.

There was no recognized gain on sale of aircraft during the nine months ended September 30, 2003, as compared to the same period in 2002, due to the sale of one of the Partnership's aircraft on February 13, 2002 for $250,000 resulting in a gain on the sale of $65,000. There were no aircraft sales during the nine months ended September 30, 2003.

Lessee return condition settlements increased slightly during the three months ended September 30, 2003, as compared to the same period in 2002. Two aircraft were returned to the Partnership during the 2003 period as compared to one aircraft during the 2002 period; however, one of the aircraft returned during the 2003 period was not assessed a return condition settlement. Lessee return condition settlements decreased during the nine months ended September 30, 2003, as compared to the same period in 2002. Five aircraft were returned to the Partnership during the 2003 period as compared to three aircraft during the 2002 period. The amount of return condition settlement for each aircraft can vary significantly due to the fact that TWA LLC is required to return the installed engines on each aircraft with a target level of average cycle life remaining to replacement for all life limited parts. If the average cycle life remaining on the installed engines on an aircraft is below the target level, a financial adjustment is payable by TWA LLC to the Partnership (but no payment will be owed by the Partnership to TWA LLC if cycle life remaining at return exceeds the target level).

Lessee settlement income decreased during the three and nine months ended September 30, 2003, as compared to the same periods in 2002, due to a payment received during the three and nine months ended September 30, 2002 in the amount of $73,448 as compared to $0 and $69,346 received during the three and nine months ended September 30, 2003, respectively. The payment during the 2002 period represents settlement of an administrative claim filed in the TWA bankruptcy proceeding in connection with certain legal expenses incurred by the Partnership. The payment received during the 2003 period resulted from a distribution by TWA's bankrupt estate of a portion of the $422,989 administrative rent claims.

Depreciation expense increased during the three months ended September 30, 2003, as compared to the same period in 2002. The increase during the 2003 period occurred because the General Partner determined that the carrying value of the aircraft on lease and held for sale exceeded current fair market value based on recent purchase offers on the aircraft held for sale and therefore recognized additional depreciation expense. Depreciation expense decreased during the nine months ended September 30, 2003, as compared to the same period in 2002, primarily due to fewer aircraft remaining on lease, partly offset by the additional depreciation expense due to changes in fair market value during the 2003 period. No such adjustments to market value through additional depreciation expense were made during the 2002 periods.

Operating expenses increased during the three and nine months ended September 30, 2003, primarily due to increased maintenance and storage related costs associated with the aircraft as they come off lease and are held for sale. As of September 30, 2003, nine aircraft remain in storage while being remarketed for sale.

Administration and other expense increased during the three and nine months ended September 30, 2003, as compared to the same periods in 2002, primarily due to increased audit fees. Legal fees increased during the three months ended September 30, 2003, as compared to the same period in 2002, primarily due to higher legal costs related to various SEC and investor reporting matters. Legal expense decreased during the nine months ended September 30, 2003, as compared to the same period in 2002. In the 2002 period, legal fees were incurred in connection with an SEC prompted court order related to transfers of units to entities owned by an investor. There were no such fees incurred in the 2003 period.

LIQUIDITY AND CASH DISTRIBUTIONS

LIQUIDITY - The Partnership received all payments due from its sole lessee, TWA Airlines LLC, for the aircraft remaining on lease during the nine months ended September 30, 2003.

PIMC, the General Partner, has determined that cash reserves be maintained as a prudent measure to ensure that the Partnership has available funds for winding up the affairs of the Partnership and for other contingencies. The Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur because the General Partner is unable to predict when all of the Partnership's remaining assets will be sold. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

CASH DISTRIBUTIONS - Cash distributions to limited partners during the nine months ended September 30, 2003 and 2002 were $6,248,876, or $12.50 per limited partnership unit, and $4,999,659, or $10.00 per unit, respectively. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership), the need to retain cash reserves as previously discussed in the Liquidity section, the receipt of rental payments from TWA LLC, and payments generated from aircraft sales proceeds.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 2002 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended June 30, 2003, all legal actions or proceedings involving the Partnership have been resolved or disposed of by the respective courts.

OTHER PROCEEDINGS - Item 10 in Part III of the Partnership's 2002 Form 10-K and
Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q for the period ended June 30, 2003 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.

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

                                   POLARIS AIRCRAFT INCOME FUND II,
                                   A CALIFORNIA LIMITED PARTNERSHIP
                                   (Registrant)

                                   By: Polaris Investment
                                       Management Corporation,
                                       General Partner

November 14, 2003                  By: /s/ Stephen E. Yost
                                       -----------------------------------------
                                       Stephen E. Yost, Chief Financial Officer