Form 10-K
period 2003-12-31
POLARIS AIRCRAFT INCOME FUND II
filed 2004-03-30
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                              --------------------

             _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes      No  X
                                       ---     ---
No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 2003.

                    Documents incorporated by reference: None

                       This document consists of 36 pages.

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

As of December 31, 2003, the Partnership had 10 McDonnell Douglas DC-9-30 aircraft held for sale previously on operating lease to TWA Airlines LLC (TWA
LLC) a wholly owned subsidiary of American Airlines, Inc. (American). The ten aircraft are being stored in New Mexico and remarketed for sale. Upon completion of such sales, the Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004 (see Note 13).

See additional  discussion of TWA LLC and Trans World Airlines,  Inc. ("TWA") in
Note 5 to the financial statements.


Item 2.       Properties

At December 31, 2003, the Partnership owned 10 McDonnell Douglas DC-9-30 (DC-9-30) aircraft held for sale on the ground in New Mexico. Originally, the portfolio consisted of 30 aircraft. The Partnership sold three DC-9-30 aircraft to Aeroturbine, Inc. in October 2001. The Partnership sold one DC-9-30 aircraft to Amtec Corp. in February 2002 (see Note 13).

The following table describes the Partnership's aircraft portfolio at December 31, 2003:

                                                   Year of            Cycles
Aircraft Type                  Serial Number      Manufacture     As of 12/31/03
-------------                  -------------      -----------     --------------
McDonnell Douglas DC-9-30         47107              1968             88,776
McDonnell Douglas DC-9-30         47135              1968             85,853
McDonnell Douglas DC-9-30         47137              1968             85,637
McDonnell Douglas DC-9-30         47249              1968             91,605
McDonnell Douglas DC-9-30         47251              1968             89,725
McDonnell Douglas DC-9-30         47343              1969             88,520
McDonnell Douglas DC-9-30         47345              1969             86,860
McDonnell Douglas DC-9-30         47357              1969             83,337
McDonnell Douglas DC-9-30         47411              1969             84,397
McDonnell Douglas DC-9-30         47412              1969             83,504

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


Item 3.       Legal Proceedings

Please refer to Note 5 to the Financial Statements for the only legal proceedings in which the Partnership is a party.

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

b)       Number of Security Holders:

                                                      Number of Record Holders
                 Title of Class                        as of December 31, 2003
               ------------------                   ----------------------------

         Limited Partnership Interest:                         13,194

         General Partnership Interest:                            1

c)       Dividends:

         The Partnership distributed cash to partners on a quarterly basis beginning July 1986. As of January 2002, the Partnership switched to making distributions on an annual basis. Cash distributions to Limited Partners during 2003 and 2002 totaled $6,248,876 and $4,999,659, respectively. Cash distributions per Limited Partnership Unit were $12.50 and $10.00 in 2003 and 2002, respectively.

Item 6.       Selected Financial Data

                                                For the years ended December 31,
                                                --------------------------------

                                 2003           2002         2001           2000            1999
                                 ----           ----         ----           ----            ----

Revenues                    $  2,305,349   $  5,912,312  $ 10,034,851  $ 13,729,468     $ 13,559,480

Net Income (Loss)           $   (398,226)  $  1,813,623  $  4,325,509  $ (7,634,415)    $  6,622,183

Net Income (Loss)
  Allocated to Limited
  Partners                  $   (996,571)  $  1,282,066  $  3,142,429  $ (8,317,954)    $  5,742,360

Net Income (Loss) per
  Limited Partnership Unit  $      (1.99)  $       2.56  $       6.29  $     (16.64)    $      11.49

Cash Distributions per
  Limited Partnership
  Unit                      $      12.50   $      10.00  $      22.80  $      15.20     $      16.40

Limited Partnership Units        499,757        499,910       499,966       499,973          499,973

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*         $       0.00   $       0.00  $       0.00  $       1.46**   $      16.40

Total Assets                $  5,700,559   $ 13,905,238  $ 19,794,199  $ 31,992,732     $ 51,760,515

Partners' Capital           $  5,455,112   $ 12,796,533  $ 16,538,087  $ 24,878,560     $ 40,956,964


* The portion of such distributions, which represents a return of capital on an economic basis, will depend in part on the residual sale value of the Partnership's aircraft and thus will not be ultimately determinable until the Partnership disposes of its aircraft. However, such portion may be significant and may equal, exceed, or be smaller than the amount shown in the above table.

** During 2000, total cumulative distributions, per unit, reached $500, the initial capital contribution per unit, such that all further distributions would be considered a return on capital.

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

Business Overview

At December 31, 2003, Polaris Aircraft Income Fund II (PAIF-II or the Partnership) owned a portfolio of 10 used McDonnell Douglas DC-9-30 commercial jet aircraft (DC-9-30) out of its original portfolio of 30 aircraft. These DC-9-30 aircraft were being stored in New Mexico and were being marketed for sale. The Partnership sold three DC-9-30 aircraft to Aeroturbine, Inc. in October 2001. The Partnership sold one DC-9-30 aircraft to Amtec Corporation in February 2002 that resulted in a net gain of $65,000 to the Partnership. On
November 26, 2003, a Letter of Intent was signed by Newjet Corporation to purchase four of the DC-9-30 aircraft owned by the Partnership. In January 2004, the Partnership entered into a sale and purchase agreement with Newjet Corporation and on February 9, 2004 the Partnership received proceeds of $450,000 for the sale of the four aircraft. The Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004.


Industry Update

Demand for Aircraft - At year end 2003, there were approximately 17,300 western built passenger and freighter jet aircraft in the world fleet. As a result of a slowdown in travel that began in the spring of 2001 as well as the large shift in travel levels in the wake of the September 11th tragedy, 2,125 of those aircraft are currently stored or out of active service. Air travel as measured by global revenue passenger miles for 2003 is expected to be approximately 1% less than the poor results from the year 2002 when the final numbers are compiled. The traffic levels in 2004 are expected to show growth from this low base as evidenced by growth shown in the fourth quarter 2003. The war with Iraq, SARS and continued threat of global terrorism impacted 2003 traffic levels, particularly through spring and summer. While production rates are relatively low and retirements are fairly high, the number of surplus aircraft is still at record levels.

The unprecedented, sustained and worldwide decrease in demand has had profound implications to airlines as well as aircraft owners and manufacturers. Network airlines are still experiencing losses, and are struggling to match capacity and pricing to demand. Manufacturers have attempted to deliver the aircraft that were in the backlog and the modest orders in 2002-2003, and achieve some stability in their production lines. Trading values and lease rates have declined further, particularly on older aircraft as the demand shock took a cyclical downturn into a deep trough. As manufacturers reduce production, airlines accelerate retirements of older aircraft, and as a recovering air travel market begins to reduce the aircraft surplus, this cyclical downturn is expected to reverse itself and the market is expected to return to a stable condition. This will take more time as manufacturers cannot drop production overnight and owners will be reluctant to scrap aircraft that they own despite the lack of a current market for them.

Low cost carriers were able to prosper in this environment of commoditized airfare pricing. The bulk of the orders that were actually placed during 2002-2003 came from low cost carriers such as Easyjet. Asia is recovering well from the SARS epidemic and is now showing traffic growth again after a sharp decline for carriers in affected areas last year.

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

Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of Airworthiness Directives (ADs), which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may result in the need for repairs or structural modifications that may not have been required under pre-existing maintenance programs.

Under the Previous Leases (see Note 5 to the financial statements), TWA was generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA during the lease term. Three of the Partnership's Aircraft were returned by TWA without meeting the return conditions specified in the Previous Leases, and the return conditions under the modified lease terms and conditions for the Partnership's remaining Aircraft were quite limited. The costs of compliance with FAA maintenance standards caused the Partnership to sell for scrap value the three Aircraft being returned by TWA under the Rejected Leases (see Note 5), and the aircraft returned in 2001 was likewise marketed at scrap value. Similarly, such costs will likely cause the Partnership to sell for scrap value the Partnership's ten remaining Aircraft.

Aircraft Noise - Another issue, which has affected the airline industry, is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements, subject to the phase-out rules discussed below. Stage 3 aircraft are the most quiet and are the standard for all new aircraft.

Hushkit   modifications,   which   allow  Stage  2  aircraft  to  meet  Stage  3
requirements, are currently available for the Partnership's aircraft and were added to the Partnership's aircraft in 1996 and 1997.

Other countries have also adopted noise policies. The European Union (EU) adopted a non-addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990, with all Stage 2 aircraft phased-out by the year 2002. The International Civil Aviation Organization has also endorsed the phase-out of Stage 2 aircraft on a world-wide basis by the year 2002. Legislation had been drafted and was under review by the EU for sometime to adopt anti-hushkitting regulations within member states. The legislation sought to ban hushkitted aircraft from being added to member states registers and precluded all operation of hushkitted aircraft within the EU after certain specific dates. Due to criticism by the US Government, the enactment of this legislation has been withheld. However, the effect of this proposal has been to reduce the demand for hushkitted aircraft within the EU and its neighboring states, including the former Eastern Block states.


Partnership Operations

The Partnership reported a net loss of $398,226 which resulted in a net loss per Limited Partnership unit of $1.99 for the year ended December 31, 2003, as compared to net income of $1,813,623 and $2.56 per Limited Partnership unit, respectively, for the year ended December 31, 2002, and net income of $4,325,509 and $6.29 per Limited Partnership unit, respectively, for the year ended December 31, 2001. Variances in net income may not correspond to variances in net income per Limited Partnership unit due to the allocation of components of income and loss in accordance with the Partnership Agreement.

The decrease in net income in 2003, as compared to 2002, is primarily due to decreases in rental and interest income, and an absence of any recognized gains on sale of aircraft, along with an increase in operating and administration expenses, partially offset by decreases in depreciation and management fees to the General Partner, as discussed below. The decrease in net income in 2002, as compared to 2001, is primarily due to decreases in rental and interest income, partially offset by increases in gain on sale of aircraft inventory and other income and decreases in depreciation, legal, operating, interest and administration and other expenses.

Rent from operating leases decreased in 2003, as compared to 2002, primarily due to fewer aircraft on lease. Additionally, the decrease in rent from operating leases was also caused by lower recognition of deferred revenue in 2003, as compared to 2002. Rental income decreased in 2002, as compared to 2001, primarily due to the lower lease rates and fewer aircraft on lease as a result of the 2001 TWA bankruptcy. Additionally, the decrease in rent from operating leases was also caused by lower recognition of deferred revenue. As discussed in
Note 5 to the financial statements, the deferred revenue balance existing at the time of the lease revisions in March 2001 was recognized over the new lease terms for the Assumed Leases, while it was recognized upon lease rejection for the three Rejected Aircraft.

Interest income decreased in 2003 as compared to 2002, and in 2002, as compared to 2001, primarily due to lower interest rates and lower average cash balances.

There were no sales of aircraft in 2003. In 2002, a gain of $65,000 was recorded from the sale of an aircraft. In 2001, three aircraft were sold at their book value resulting in no overall gain or loss.

Lessee return condition settlements increased during 2003, as compared to 2002, and in 2002, as compared to 2001. The increases during 2003, and 2002, are primarily due to the number of aircraft being returned as the lease terms expire. The amount of return condition settlement for each aircraft can vary significantly due to the fact that TWA LLC is required to return the installed engines on each aircraft with a target level of average cycle life remaining to replacement for all life limited parts. If the average cycle life remaining on the installed engines on an aircraft is below the target level, a financial adjustment is payable by TWA LLC to the Partnership (but no payment will be owed by the Partnership to TWA LLC if cycle life remaining at return exceeds the target level).

Lessee settlement income increased during 2003, as compared to 2002, and in 2002 as compared to 2001. The payments received during 2003 resulted from two distributions by TWA's bankrupt estate representing a portion of the $422,989 administrative rent claims initially filed by the Partnership pursuant to the bankruptcy. The payment made during 2002 represents settlement of an administrative claim filed in the TWA bankruptcy proceeding in connection with certain legal expenses incurred by the Partnership. Note 5 to the financial statements includes a further discussion of these items. The payment in 2001 was the Partnership's pro rata share of the final distribution from Braniff's bankrupt estate in respect of the unsecured claims of the Partnership and other affiliates of PIMC.

There was an absence of other income in 2003 and 2002, as compared to 2001, due to the receipt of default interest in 2001 from TWA resulting from late rental payments subsequent to the TWA bankruptcy filing. Note 5 to the financial statements includes a further discussion of this item.

Depreciation expense decreased in 2003, as compared to 2002, and in 2002, as compared to 2001 primarily as a result of fewer aircraft remaining on lease and being depreciated; however, as discussed below, 2003 depreciation expense also includes a fair market adjustment for aircraft held for sale as compared to 2002, which had no such impairment expense.

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

Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the year ended December 31, 2003, the Partnership recognized additional depreciation expense of $804,293, or $1.61 per Limited Partnership Unit, on aircraft held for sale due to changes in estimated fair market values. No such adjustments to market value through additional depreciation expense were made during 2002.

If the projected net cash flow for each aircraft on operating lease (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes an impairment loss for the amount by which the carrying amount exceeds its fair value. The impairment loss is recognized as depreciation expense. The Partnership recognized impairment losses aggregating approximately $200,000, or $0.41 per Limited Partnership unit, in 2001, as increased depreciation expense as a result of the TWA bankruptcy and the modified lease terms with TWA LLC. The Partnership decided to accept American's proposal to take assignment of eleven of the fourteen existing leases on modified terms and conditions. This acceptance constituted an event that required the Partnership to review the aircraft carrying values pursuant to Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (as amended by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"). As a result of a review of the aircraft, future cash flows expected to be derived from the aircraft over projected lease terms were less than the carrying values of the aircraft, so the Partnership has recorded impairment losses as of September 30, 2001. Management believes the assumptions related to fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.

Management fees to the General Partner decreased in 2003, as compared to 2002, primarily as a result of fewer aircraft being on lease during 2003 and all aircraft being off-lease as of December 31, 2003. Management fees to the General

Partner increased slightly in 2002, as compared to 2001, primarily as a result of the deferred management fees being recognized for three rejected leases and leases expiring during 2001 due to the TWA bankruptcy.

There was no interest expense in 2003 and 2002 due to outstanding debt being fully repaid in 2001. The interest expense in 2001 was from debt incurred to install hushkits on the Partnership's aircraft. In November 1996 and February 1997, hushkits were installed on the 14 Partnership aircraft. The leases then in place for these 14 aircraft were then extended for a period of eight years. The rent payable by TWA under the leases was increased by an amount sufficient to cover the monthly debt service payments on the hushkits and fully repay, during the term of the TWA leases, the amount borrowed.

Operating expenses increased during 2003, as compared to 2002, primarily due to maintenance and storage related costs associated with the aircraft as they come off lease and are prepared for and kept in storage while being held for sale. During 2003, six aircraft were returned and prepared for storage. As of December 31, 2003, ten aircraft remain in storage while being marketed for sale. Operating expense decreased in 2002, as compared to 2001, primarily due to reduced costs associated with the storage of aircraft from the time of their return to the time of their sale. During 2002, four aircraft were prepared for storage and stored for an average of 5 months each. During 2001, four aircraft were prepared for storage and stored for an average of 6 months each at a facility that was more expensive than the facility aircraft are now flown to at lease expiration.

Legal expenses were significantly higher in 2001, as compared to 2003 and 2002, primarily due to the costs incurred in connection with the TWA bankruptcy.

Administration and other expense increased slightly during 2003, as compared to 2002, primarily due to increased audit fees and printing and postage costs. Administration and other expenses decreased in 2002, as compared to 2001, primarily due to costs incurred in 2001 that were related to the TWA bankruptcy. This includes audit fees, as well as additional printing and postage expenses.


Liquidity and Cash Distributions

Liquidity - The Partnership received all rent payments due in 2003 and 2002 from its sole lessee, TWA Airlines LLC for the aircraft while on lease. As of December 31, 2003, no further rent payments will be received since all lease terms have expired.

PIMC, the General Partner, has determined that cash reserves be maintained as a prudent measure to ensure that the Partnership has available funds for winding up the affairs of the Partnership and for other contingencies. The Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to Limited Partners were $6,248,876, $4,999,659 and $11,399,384, in 2003, 2002 and 2001, respectively. Cash distributions per Limited Partnership unit were $12.50, $10.00 and $22.80, in 2003, 2002 and 2001, respectively. The General Partner has determined that it is in the best interests of the Partnership to suspend any further cash distributions until the Partnership is in a position to dissolve, wind up and terminate, and make a final distribution of its remaining cash. In reaching this conclusion, the General Partner considered the anticipated costs of storing and insuring the aircraft pending sale, the anticipated costs of marketing and preparing the aircraft for sale, the anticipated costs of winding up the Partnership's business, the uncertainty as to the period of time required to sell the aircraft and wind up the Partnership, the uncertainty as to the terms on which the Partnership's aircraft may be sold and the desirability of maintaining a prudent level of cash reserves for Partnership needs and contingencies.

The Partnership does not have any material off balance sheet commitments or obligations.

Sale of Aircraft

On October 19, 2001, PIMC, on behalf of the Partnership, sold three DC-9-30 aircraft. for $565,000 cash. The Partnership recognized neither a loss nor a gain on the transaction due to an impairment expense being taken during 2001 in anticipation of the sales. On February 13, 2002, the General Partner sold one DC-9-30 for $250,000, resulting in a gain of $65,000.

On November 26, 2003, a Letter of Intent was signed by Newjet Corporation to purchase four of the DC-9-30 aircraft owned by the Partnership. In January 2004, the Partnership entered into a sale and purchase agreement with Newjet Corporation and on February 9, 2004, the Partnership received proceeds of $450,000 for the sale of the four aircraft.

Aircraft Impairment Assessment

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft on operating lease (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized for the amount by which the carrying amount exceeds its fair values.

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

Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the year ended December 31, 2003, the Partnership recognized additional depreciation expense of $804,293, or $1.61 per Limited Partnership Unit, on aircraft held for sale due to decreases in estimated fair market values.

The Partnership made downward adjustments to the estimated residual value of certain of its aircraft on-lease as of September 30, 2001. This decrease reflected the weakening used aircraft market and reflected the additional facts and circumstances resulting from the advanced negotiations with a buyer, which resulted in a sale of three held for sale aircraft on October 19, 2001. As a result, the Partnership decreased the residual values as of September 30, 2001 to reflect the depressed market. This decrease in residual values was reflected in greater depreciation expense over the remaining life of the aircraft.


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

Item 8.       Financial Statements and Supplementary Data











                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003 AND 2002


            AND FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                TOGETHER WITH THE


                         REPORT OF INDEPENDENT AUDITORS

                         REPORT OF INDEPENDENT AUDITORS



The Partners
Polaris Aircraft Income Fund II

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund II (a California Limited Partnership), as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital (deficit) and cash flows for years then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund II as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




                                                           /s/ Ernst & Young LLP


San Francisco, California,
February 13, 2004

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


ARTHUR ANDERSEN LLP


San Francisco, California,
    February 1, 2002 (except with respect to the matter discussed in Note 12, as to which the date is February 13, 2002)

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                                         2003           2002
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $  4,649,947   $ 10,605,028

RENT AND OTHER RECEIVABLES                                 1,612        241,560

AIRCRAFT HELD FOR SALE                                 1,049,000        740,000

AIRCRAFT ON OPERATING LEASE, net of accumulated
depreciation of $0 in 2003 and $46,906,230 in
2002                                                        --        2,318,650
                                                    ------------   ------------

       Total Assets                                 $  5,700,559   $ 13,905,238
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    120,867   $     81,151

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                            124,580        551,766

DEFERRED INCOME                                             --          475,788
                                                    ------------   ------------

       Total Liabilities                                 245,447      1,108,705
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                     (3,651,782)    (3,555,808)
  Limited Partners, 499,757 units (499,910 in
     2002) issued and outstanding                      9,106,894     16,352,341
                                                    ------------   ------------

       Total Partners' Capital                         5,455,112     12,796,533
                                                    ------------   ------------

       Total Liabilities and Partners' Capital      $  5,700,559   $ 13,905,238
                                                    ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                            2003           2002          2001
                                            ----           ----          ----
REVENUES:
    Rent from operating leases          $ 1,929,121    $ 5,424,084   $ 9,341,022
    Interest                                 49,026        158,165       647,909
    Gain on sale of aircraft
      inventory                                --           65,000          --
    Lessee return condition
      settlements                           215,460        191,615         4,864
    Lessee settlement                       111,742         73,448         8,530
    Other                                      --             --          32,526
                                        -----------    -----------   -----------

         Total Revenues                   2,305,349      5,912,312    10,034,851
                                        -----------    -----------   -----------

EXPENSES:
    Depreciation                          2,009,650      3,505,903     4,616,341
    Management fees to General
      Partner                                50,609        126,059       124,065
    Interest                                   --             --          13,525
    Operating                               347,040        178,072       376,626
    Legal                                    16,110         24,483       229,465
    Administration and other                280,166        264,172       349,320
                                        -----------    -----------   -----------

         Total Expenses                   2,703,575      4,098,689     5,709,342
                                        -----------    -----------   -----------

NET INCOME (LOSS)                       $  (398,226)   $ 1,813,623   $ 4,325,509
                                        ===========    ===========   ===========

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER                 $   598,345    $   531,557   $ 1,183,080
                                        ===========    ===========   ===========

NET INCOME (LOSS) ALLOCATED
    TO THE LIMITED PARTNERS             $  (996,571)   $ 1,282,066   $ 3,142,429
                                        ===========    ===========   ===========

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                    $     (1.99)   $      2.56   $      6.29
                                        ===========    ===========   ===========

UNITS USED TO CALCULATE
    NET INCOME (LOSS) PER
    LIMITED PARTNERSHIP UNIT                499,757        499,910       499,966

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                        General       Limited
                                        Partner       Partners         Total
                                        -------       --------         -----


Balance, December 31, 2000           $ (3,448,329)  $ 28,326,889   $ 24,878,560

    Net income                          1,183,080      3,142,429      4,325,509

    Cash distributions to partners     (1,266,598)   (11,399,384)   (12,665,982)
                                     ------------   ------------   ------------

Balance, December 31, 2001             (3,531,847)    20,069,934     16,538,087

    Net income                            531,557      1,282,066      1,813,623

    Cash distributions to partners       (555,518)    (4,999,659)    (5,555,177)
                                     ------------   ------------   ------------

Balance, December 31, 2002             (3,555,808)    16,352,341     12,796,533

    Net income (loss)                     598,345       (996,571)      (398,226)

    Cash distributions to partners       (694,319)    (6,248,876)    (6,943,195)
                                     ------------   ------------   ------------

Balance, December 31, 2003           $ (3,651,782)  $  9,106,894   $  5,455,112
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                      2003           2002           2001
                                                      ----           ----           ----
OPERATING ACTIVITIES:
  Net income (loss)                              $   (398,226)  $  1,813,623   $  4,325,509
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                   2,009,650      3,505,903      4,616,341
     Gain on sale of aircraft inventory                  --          (65,000)          --
     Changes in operating assets and liabilities:
       Decrease in rent and other receivables         239,948        163,262        447,796
       Decrease in other assets                          --             --           13,915
       Increase (decrease) in payable to
         affiliates                                    39,716       (556,500)       342,317
       Increase (decrease) in accounts payable
         and accrued liabilities                     (427,186)       (66,823)        12,693
       Decrease in deferred income                   (475,788)    (1,524,084)    (3,719,682)
                                                 ------------   ------------   ------------

          Net cash provided by operating
            activities                                988,114      3,270,381      6,038,889
                                                 ------------   ------------   ------------

INVESTING ACTIVITIES:
  Net proceeds from sale of aircraft
    inventory                                            --          250,000        565,000
                                                 ------------   ------------   ------------

          Net cash provided by investing
            activities                                   --          250,000        565,000
                                                 ------------   ------------   ------------

FINANCING ACTIVITIES:
  Principal payments on notes payable                    --             --         (493,388)
  Cash distributions to partners                   (6,943,195)    (5,555,177)   (12,665,982)
                                                 ------------   ------------   ------------

          Net cash used in financing activities    (6,943,195)    (5,555,177)   (13,159,370)
                                                 ------------   ------------   ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                      (5,955,081)    (2,034,796)    (6,555,481)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                10,605,028     12,639,824     19,195,305
                                                 ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                    $  4,649,947   $ 10,605,028   $ 12,639,824
                                                 ============   ============   ============

Supplemental Disclosure of Non-Cash Investing
---------------------------------------------
Activities:
----------
   Reclassification of aircraft on operating
     leases to aircraft held for sale            $  1,025,000   $    740,000   $    185,000
                                                 ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


Note 1.       Organization and the Partnership

Polaris Aircraft Income Fund II, a California Limited Partnership (PAIF-II or the Partnership) was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2010. Upon organization, both the General Partner of the Partnership (the General Partner) and the initial Limited Partner contributed $500. The Partnership recognized no profits or losses during the periods ended December 31, 1984 and 1985. The offering of Limited Partnership units terminated on December 31, 1986, at which time the Partnership had sold 499,997 units of $500, representing $249,998,500. All partners were admitted to the Partnership on or before December 1, 1986. During January 1998, 24 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership Agreement. During 2002 and 2003, 56 and 153 units were abandoned, respectively. At December 31, 2003, there were 499,757 units outstanding.

As of December 31, 2003, the Partnership owned ten aircraft, which are being marketed for sale. Upon completion of such sales, the Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004 (see Note 13).

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


Note 2.       Accounting Principles and Policies

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

If the projected net cash flow for each aircraft on lease (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), as discussed in Note 3, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement. Aircraft held for sale are carried at the lower of cost or fair value less cost to sell.

Capitalized Costs - Aircraft modification and maintenance costs, which are determined to increase the value or extend the useful life of the aircraft, are capitalized and amortized using the straight-line method over the estimated useful life of the improvement or the remaining lease term, if shorter. These costs are also subject to periodic impairment evaluation as discussed above.

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases. Due to the fact that the Partnership received greater payments in the beginning of the lease than at the end of the lease under the terms of the leases in effect at the time of the TWA bankruptcy filing (the Previous Leases) (See Note 5), this has resulted in deferred income on the balance sheet. As of December 31, 2003, deferred income and deferred management fees were fully amortized as all remaining lease terms ended during 2003. As of December 31, 2003, there are no leases in place.

Operating Expenses - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft, including costs related to lessee defaults and costs of disassembling aircraft inventory.

Net Income (Loss) Per Limited Partnership Unit - Net income per Limited Partnership unit is based on the Limited Partners' share of net income or loss, allocated in accordance with the Partnership Agreement, and the number of units outstanding of 499,757 for the year ended December 2003, 499,910 for the year ended December 2002 and 499,966 for the year ended December 2001.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Fair Value of Financial Instruments - The recorded amounts of the Partnership's cash and cash equivalents, rent and other receivables, payable to affiliates, accounts payable and accrued liabilities as of December 31, 2003 approximate their fair value because of the liquidity and/or short-term maturity of these instruments.

Reclassification - Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation. These reclassifications had no impact on previously reported net income or partners' capital.


Note 3.       Aircraft

At December 31, 2003, the Partnership owned a portfolio of 10 used commercial jet aircraft out of its original portfolio of 30 aircraft, which were acquired, leased or sold as discussed below. The remaining 10 aircraft are off lease and held for sale as of December 31, 2003. The aircraft leases were net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. The leases generally stated a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement.

The following table describes the Partnership's aircraft portfolio at December 31, 2003:

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

Initially there were 17 McDonnell Douglas DC-9-30 and one McDonnell Douglas DC-9-40 which were acquired for $122,222,040 during 1986, and leased to Ozark Air Lines, Inc. (Ozark). In 1987, Trans World Airlines, Inc. (TWA) merged with Ozark and assumed the leases. The leases were modified and extended in 1991. Two of the aircraft had a lease expiration date of February 1998 and two other aircraft had a lease expiration date of November 1998. These four aircraft were sold to Triton Aviation Services II LLC in June 1997. The leases for 11 of the aircraft that previously had lease expiration dates in 1998 were extended until November 2004. The leases for three of the aircraft that previously had lease expiration dates in 1998 were extended in February 1997 for eight years until February 2005. As a result of the bankruptcy of TWA in 2001, modified terms and conditions were accepted that were substantially less favorable to the Partnership than the terms and conditions specified in the Previous Leases (see
Note 5 to the financial statements). In particular, rather than returning the aircraft at the previously scheduled expiry date under the Previous Leases, TWA LLC, who, in 2001, assumed 11 of the 14 then existing TWA leases of the Partnership's aircraft under modified terms, would return each aircraft at the time when such aircraft required a heavy maintenance check of the airframe, provided that the aggregate average number of months for which all 11 aircraft were on lease to TWA LLC was not less than 22 months from and after March 12, 2001. In addition, TWA LLC reduced the rental rate for each of the aircraft to $40,000 per month. Further, at lease expiry, TWA LLC was required to return each airframe in a "serviceable" condition, rather than being required to meet the more stringent maintenance requirements of the Previous Leases. Finally, TWA LLC was required to return the installed engines on each aircraft with a target level of average cycle life remaining to replacement for all life limited parts of 25%. If the average cycle life remaining on the installed engines on an aircraft was below the 25% target level, a financial adjustment was payable by TWA LLC to the Partnership (but no payment was owed by the Partnership to TWA LLC if cycle life remaining at return exceeded the target level). For five of the six aircraft returned to the Partnership during 2003, $215,460 was paid by the lessee for engines being returned below such target levels. For three of the four aircraft returned to the Partnership during 2002, $191,615 was paid by the lessee for engines being returned below such target levels

As discussed in Note 1, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life. The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying values of the aircraft (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values (which has the effect of increasing future depreciation expense).

Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the year ended December 31, 2003, the Partnership recognized additional depreciation expense of $804,000 on aircraft held for sale due to changes in estimated fair market values. During the quarter ended September 30, 2003, the Partnership had reduced the carrying value of all the aircraft held for sale by a total of $853,000 through depreciation expense; however, during the three months ended December 31, 2003 depreciation expense was reduced and carrying value increased by $49,000 for four of the aircraft, based on their estimated future net selling price. Specifically, on November 26, 2003, a Letter of Intent was signed by Newjet Corporation to purchase four of the DC-9-30 aircraft owned by the Partnership for a total purchase price of $450,000. In January 2004, the Partnership entered into a Purchase and Sale agreement with Newjet Corporation and on February 9, 2004, the Partnership received proceeds of $450,000 for the sale of the four aircraft. Management believes the assumptions related to the fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections.

The Partnership made an adjustment to reduce the estimated net book values and residual values of its aircraft on-lease as of September 30, 2001 as a result of the anticipated sale of three aircraft. The Partnership recognized an impairment loss as increased depreciation expense in 2001 of approximately $200,000 or $0.41 per Limited Partnership unit. The Partnership recorded impairment losses on aircraft that were deemed impaired to the extent that the carrying value exceeded the fair value. For aircraft held for sale, the Partnership records losses to the extent that carrying value exceeds the fair value less cost to sell. Management believes the assumptions related to the fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.


Note 4.       Sale of Aircraft

On October 19, 2001, PIMC, on behalf of the Partnership, sold three DC-9-30 aircraft for $565,000 cash. The Partnership recognized neither a loss nor a gain on the transaction due to an impairment expense being taken on these aircraft during 2001 in anticipation of the sales. On February 13, 2002, the General Partner sold one DC-9-30 for $250,000 for a gain of $65,000. During the year ended December 31, 2003, the inventory of spare parts owned by the Partnership carried at a net book value of zero were sold; no proceeds were received for this sale.

Note 5.       TWA Bankruptcy Filing and Transaction with American Airlines

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

On April 9, 2001, the American acquisition of the selected TWA assets was consummated. As a result of this closing, TWA LLC, assumed the Previous Leases applicable to eleven of the fourteen Aircraft, and simultaneously, such Previous Leases were amended to incorporate modified terms (as so assumed and amended, the Assumed Leases). The Assumed Leases were substantially less favorable to the Partnership than the Previous Leases. In particular, the monthly rental rate for each aircraft was reduced from $85,000 to $40,000, and the reduced rate was made effective as of March 12, 2001 by a rent credit granted to TWA LLC for the amount of rent above $40,000 previously paid by TWA in respect of the period from and after March 12, 2001. In addition, the term of each Assumed Lease was scheduled to expire at the time of the next scheduled heavy maintenance check of the applicable aircraft, compared to the scheduled expiry dates of November 27, 2004 and February 7, 2005 under the Previous Leases, provided that the aggregate average number of months for which all eleven aircraft were on lease to TWA LLC was not less than 22 months from and after March 12, 2001. Finally, the maintenance condition of the aircraft to be met at lease expiry was eased in favor of TWA LLC, as compared to the corresponding conditions required under the Previous Leases.

With respect to the three aircraft that TWA LLC did not elect to acquire, TWA officially rejected the Previous Leases applicable to these aircraft (collectively, the Rejected Leases) as of April 20, 2001. One of these aircraft was leased to TWA for the period of March 12, 2001 to April 12, 2001 for $85,000. All three aircraft were returned to the Partnership. As aircraft were returned to the Partnership they were parked in storage in Arizona while the General Partner remarketed them for sale. The three aircraft were sold on October 19, 2001, for $565,000, resulting in neither a gain nor a loss for the Partnership. In addition, the General Partner filed administrative rent claims in the amount of $422,989 in the TWA bankruptcy proceeding in an effort to recover the fair value of TWA's actual use, if any, of these three aircraft under the Rejected Leases during the 60-day period following TWA's filing of its bankruptcy petition. These administrative rent claims were approved by the estate with the plan of reorganization on June 25, 2002 (the Plan) and are to be paid to the Partnership through periodic distributions over the subsequent one to two years from the date of reorganization. These funds are being recognized as income on a cash basis as they are received. During the year ended December 31, 2003, the Partnership received payments totaling $111,742 from a portion of these administrative rent claims distributions. The General Partner also filed administrative claims in the amount of $95,359 in the TWA bankruptcy proceeding in connection with certain legal expenses incurred by the Partnership in connection with the bankruptcy proceeding. The administrative claims were settled for $73,448 with the estate under the Plan and settlement was received by the Partnership on September 26, 2002. Furthermore, the General Partner filed general unsecured claims for damages arising from TWA's breach of the Rejected Leases. However, there can be no assurances as to whether, or when, the General Partner will be successful in asserting the value of the general unsecured claims or be able to collect any amounts out of the TWA bankruptcy estate.

The Accounting Treatment of the TWA Transaction
In accordance with GAAP, the Partnership recognized rental income and management fees on a straight line basis over the original lease terms of the Previous Leases. As a result, deferred revenue and accrued management fees were recorded each month since the inception of each Previous Lease, resulting in balances of deferred rental income and accrued management fees of $5,068,954 and $232,533, respectively, as of March 12, 2001. Since the Previous Leases were effectively modified on March 12, 2001, the Partnership recognized the balances of deferred revenue and accrued management fees over the new lease terms, from the date the leases were modified. For the three Rejected Leases, the deferred revenue and accrued management fees amounting to $950,130 and $38,432 were recognized as rental revenue and a reduction of management fee, respectively, in March 2001. For the Assumed Leases, the deferred revenue and accrued management fees associated with each aircraft were recognized over the new lease terms, ranging from four months to 30 months as of March 31, 2001. As of December 31, 2002, the Partnership had a deferred revenue balance of $475,788, and a deferred management fee balance of $22,058 included in Payable to Affiliates on the Balance Sheet, which would be recognized over the remaining lives of the aircraft leases, up to 9 months. As of December 31, 2003, deferred revenue and deferred management fees were fully recognized as all remaining lease terms ended during 2003.


Note 6.       Notes Payable

In connection with reconditioning of certain aircraft to meet noise level restriction undertaken in 1996 and 1997, the Partnership issued notes payable to the manufacturer of noise suppression devices to finance the related purchase. The notes payables bore interest at a rate of 10% per annum and were repaid in 2001. Cash paid for interest in 2001 was $12,841. No debt was outstanding nor was interest incurred in 2002 and 2003.


Note 7.       Claims Related to Lessee Defaults

Braniff, Inc. (Braniff) Bankruptcy. On January 16, 2001, Braniff's bankrupt estate made a $110,890 final payment in respect of the unsecured claims of the Partnership and other affiliates of PIMC, of which $8,530 was allocated to the Partnership based on its pro rata share of the total claims. This matter with Braniff is now closed.


Note 8.       Related Parties

Under the Limited Partnership Agreement (Partnership Agreement), the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent. In 2003, 2002 and 2001 the Partnership paid management fees to PIMC of $85,533, $490,933 and $0, respectively. Management fees payable to PIMC at December 31, 2003 and 2002 were $0 and $34,925, respectively.

b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 2003, 2002 and 2001, $653,378, $384,423, and $475,321, respectively, were reimbursed by the Partnership to PIMC for administrative and legal expenses. Administrative and legal reimbursements of $76,807 and $0 were payable at December 31, 2003 and 2002, respectively. Reimbursements for operational costs of $334,421, $335,851 and $392,194 were paid by the Partnership in 2003, 2002 and 2001, respectively. Operational reimbursements of $44,060 and $46,226 were payable at December 31, 2003 and 2002, respectively.

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


Note 9.       Partners' Capital

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

Cash available for distributions, including the proceeds from the sale of aircraft, is distributed 10% to the General Partner and 90% to the Limited Partners. Cash distributions of $694,319 and $6,248,876 were paid in 2003 to the General Partner and the Limited Partners, respectively. Cash distributions paid in 2002 were $555,518 and $4,999,659 to the General Partner and the Limited Partners, respectively.

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

Had all the assets of the Partnership been liquidated at December 31, 2003 at the current carrying value, the tax basis capital (deficit) accounts of the General Partner and the Limited Partners is estimated to be $(1,013,827) and $36,384,162, respectively.

Note 10. Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 2003 and 2002 are as follows (unaudited):

                        Reported Amounts       Tax Basis         Net Difference
                        ----------------       ---------         --------------

2003:    Assets           $  5,700,559        $ 35,615,782       $(29,915,223)
         Liabilities           245,447             245,447               -

2002:    Assets           $ 13,905,238        $ 43,177,964       $(29,272,726)
         Liabilities         1,108,705             597,992            510,713


Note 11.      Reconciliation of Book Net Income to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes (unaudited):

                                              For the years ended December 31,
                                              --------------------------------

                                              2003          2002          2001
                                              ----          ----          ----

Book net income (loss) per Limited
  Partnership unit                           $(1.99)       $ 2.56        $ 6.29
Adjustments for tax purposes represent
   differences between book and tax
   revenue and expenses:
     Rental revenue                           (0.94)        (3.02)        (5.93)
     Management fee expense                   (0.07)        (0.72)         0.25
     Depreciation                              1.22          3.77          5.05
     Loss on sale of aircraft or inventory      -            -            (1.56)
                                             ------        ------        ------

Taxable net income (loss) per Limited
  Partnership unit                           $(1.78)       $ 2.59        $ 4.10
                                             ======        ======        ======

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

The Partnership computes depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and, accordingly, recognized adjustments, which increased book depreciation expense. As a result, the current year tax depreciation expense is less than the book depreciation expense. These differences in depreciation methods result in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes.


Note 12.      Selected Quarterly Financial Data

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (unauditied):

2003                            March 31      June 30     Sept. 30      Dec. 31
                                --------      -------     --------      -------

Total Revenues                 $1,007,459   $  830,108   $  372,701   $   95,081
Net Income (Loss)              $  269,488   $  236,223   $ (919,175)  $   15,238
Net Income (Loss) - General
  Partner                      $  605,022   $    2,362   $   (9,192)  $      153
Net Income (Loss) - Limited
  Partners                     $ (335,534)  $  233,861   $ (909,983)  $   15,085
Net Income (Loss) Per Limited
Partnership Unit               $    (0.67)  $     0.47   $    (1.82)  $     0.03


2002                            March 31      June 30     Sept. 30     Dec. 31
                                --------      -------     --------     -------

Total Revenues                 $1,869,320   $1,475,293   $1,425,232   $1,142,467
Net Income                     $  638,011   $  408,164   $  479,664   $  287,784
Net Income - General Partner   $  519,800   $    4,083   $    4,796   $    2,878
Net Income - Limited Partners  $  118,211   $  404,081   $  474,868   $  284,906
Net Income Per Limited
Partnership Unit               $     0.24   $     0.81   $     0.95   $     0.56


Note 13.      Subsequent Events

On February 15, 2004, the Partnership distributed $874,575 to the Limited Partners, or $1.75 per Limited Partnership Unit, and $97,175 to the General Partner.

In January 2004, the Partnership entered into a Sale and Purchase Agreement with Newjet Corporation for the sale of four DC-9-30 aircraft owned by the Partnership. On February 9, 2004, the Partnership received cash proceeds of $450,000 from Newjet Corporation for the sale of the four aircraft. Under the terms of the agreement, the aircraft were sold in an "as-is, where-is" condition.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 1, 2002, the Board of Directors of the general partner of the Partnership, on behalf of the Partnership, adopted a resolution dismissing Arthur Andersen LLP (Andersen) as the Partnership's auditors and appointed Ernst & Young LLP (E&Y) to replace Andersen.

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


Item 9A.      Controls and Procedures

(a)      Evaluation of disclosure controls and procedures

PIMC management reviewed the Partnership's internal controls and procedures and the effectiveness of these controls. As of December 31, 2003, PIMC management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in its periodic SEC filings.

(b)      Change to internal controls

There was no change in the Partnership's internal controls over financial reporting or in other factors during the Partnership's last quarter that materially affected, or are reasonably likely to materially affect, the Partnership's internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore no corrective actions taken.

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

The officers and directors of PIMC are:

              Name                       PIMC Title
         -----------------          ------------------------

         William Carpenter          President; Director
         Stephen E. Yost            Chief Financial Officer
         Diarmuid Hogan             Vice President; Director
         Norman C. T. Liu           Vice President; Director
         Charles Meyers             Secretary
         Robert W. Dillon           Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Carpenter, 40, assumed the position of President and Director of PIMC effective October 1, 2001. Mr. Carpenter holds the position of Executive Vice President and Chief Risk Manager of GECAS, having previously held the position of Vice President - Chief Risk Manager of GECAS (Acting). Prior to joining GECAS eight years ago, Mr. Carpenter was an aerospace engineer specializing in aircraft handling qualities. Prior to that, Mr. Carpenter was a commissioned officer and pilot in the United States Armed Forces.

Mr. Yost, 42, assumed the position of Chief Financial Officer of PIMC effective April 17, 2002. Mr. Yost presently holds the position of Senior Vice President and Manager Transaction Advisory for GECAS. Mr. Yost has been with the General Electric Company (GE) and its subsidiaries since 1994. Prior to joining GECAS, Mr. Yost held the position of European Controller for GE Capital Fleet Services and prior to that, Controller of GE Capital Commercial Finance. Mr. Yost is a Certified Public Accountant and prior to joining GE was an audit manager with Coopers & Lybrand.

Mr. Hogan, 35, assumed the position of Vice President and Director of PIMC effective October 1, 2003. Mr. Hogan presently holds the position of Senior Vice President, Financial Planning and Analysis for GECAS. Mr. Hogan has been with the General Electric Company (GE) and its subsidiaries since 1995. Mr. Hogan is a member of the Institute of Chartered Accountants in Ireland and prior to joining GE was an audit senior with KPMG.

Mr. Liu, 46, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Commercial Operations of GECAS, having previously held the positions of Executive Vice President - Sales and Marketing and Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development for General Electric Capital Corporation and in Syndications and Leasing for the Transportation & Industrial Funding division of General Electric Capital Corporation. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Meyer, 51, assumed the position of Secretary on October 1, 2003. Mr. Meyer presently holds the position of Senior Vice President - Taxes and Senior Tax Counsel of GECAS. Prior to joining GECAS, Mr. Meyer was the Senior Tax Director
- Research and Planning for Northwest Airlines.

Mr. Dillon, 62, assumed the position of Assistant Secretary of PIMC on July 1, 1994. Mr. Dillon presently holds the position of Senior Vice President and Associate General Counsel of GECAS. Mr. Dillon held the position of Vice
President - Aviation Legal and Insurance Affairs of PHC, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986.


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


Item 11.      Executive Compensation

The Partnership has no directors or officers. The Partnership is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $85,533 were paid to PIMC in 2003, in addition to a 10% interest in all cash distributions as described in Note 8 to the financial statements (Item 8).


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


Item 13.      Certain Relationships and Related Transactions

None.

Item 14.      Principal Accounting Fees and Services

Audit Fees - For audits of the years ended December 31, 2003 and 2002, the Partnership paid or accrued fees of $22,000 and $27,000, respectively, to its independent auditors Ernst and Young LLP. Audit fees for 2003 and 2002 were for professional services provided for the quarterly review of the financial statements in the Partnership's Form 10-Q and the annual audit of the financial statements in the Partnership's Form 10-K.

Tax Fees - For the year ended December 31, 2003 and 2002, the Partnership was billed $0 and $2,750, respectively, by Deloitte & Touche for the review of Federal and State partnership tax returns.

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                        Page No.
                                                                        --------

                  Report of Independent Auditors                           14
                  Balance Sheets                                           16
                  Statements of Operations                                 17
                  Statements of Changes in Partners' Capital (Deficit)     18
                  Statements of Cash Flows                                 19
                  Notes to Financial Statements                            20

2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 2003.

3.       Exhibits required to be filed by Item 601 of Regulation S-K.

              31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
              31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
              32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              99.1   Code of Ethics

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


                                             POLARIS AIRCRAFT INCOME FUND II,
                                             A California Limited Partnership
                                             (REGISTRANT)
                                             By: Polaris Investment
                                                 Management Corporation
                                                 General Partner




       March 30, 2004                           By: /S/ William Carpenter
---------------------------                         ----------------------------
         Date                                       William Carpenter, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                           Title                         Date
     ---------                           -----                         ----

/S/William Carpenter   President and Director of Polaris          March 30, 2004
--------------------   Investment Management Corporation,         --------------
(William Carpenter)    General Partner of the Registrant

/S/Stephen E. Yost     Chief Financial Officer of Polaris         March 30, 2004
------------------     Investment Management Corporation,         --------------
(Stephen E. Yost)      General Partner of the Registrant

/S/Diarmuid Hogan      Vice President and Director of Polaris     March 30, 2004
-----------------      Investment Management Corporation,         --------------
(Diarmuid Hogan)       General Partner of the Registrant

/S/Norman C. T. Liu    Vice President and Director of Polaris     March 30, 2004
-------------------    Investment Management Corporation,         --------------
(Norman C. T. Liu)     General Partner of the Registrant