Form 10-Q
period 2004-03-31
POLARIS AIRCRAFT INCOME FUND II
filed 2004-05-14
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 ---------------

                                    FORM 10-Q

                                 ---------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

            FORM 10-Q - For the Quarterly Period Ended March 31, 2004




                                      INDEX



Part I.    Financial Information                                            Page

         Item 1.      Financial Statements (Unaudited)

             a)  Condensed Balance Sheets - March 31, 2004 and
                 December 31, 2003............................................3

             b)  Condensed Statements of Operations - Three Months
                 Ended March 31, 2004 and 2003................................4

             c)  Condensed Statements of Changes in Partners' Capital
                 (Deficit) - Year Ended December 31, 2003
                 and Three Months Ended March 31, 2004........................5

             d)  Condensed Statements of Cash Flows - Three Months
                 Ended March 31, 2004 and 2003................................6

             e)  Notes to Condensed Financial Statements......................7

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...........10

         Item 4.     Controls and Procedures.................................13



Part II.   Other Information

         Item 1.     Legal Proceedings.......................................14

         Item 6.     Exhibits and Reports on Form 8-K........................14

         Signature   ........................................................15

                          Part 1. Financial Information
                          -----------------------------

Item 1.    Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                       March 31,    December 31,
                                                         2004           2003
                                                         ----           ----

ASSETS:

CASH AND CASH EQUIVALENTS                             $ 4,025,975   $ 4,649,947

RENT AND OTHER RECEIVABLES                                  1,612         1,612

AIRCRAFT HELD FOR SALE                                    775,000     1,049,000

PREPAID EXPENSE                                            15,131          --
                                                      -----------   -----------

        Total Assets                                  $ 4,817,718   $ 5,700,559
                                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                 $   192,497   $   120,867

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                             99,720       124,580
                                                      -----------   -----------

        Total Liabilities                                 292,217       245,447
                                                      -----------   -----------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                     (3,660,097)   (3,651,782)
    Limited Partners, 499,730 units in 2004
      and 499,757 units in 2003
      issued and outstanding                            8,185,598     9,106,894
                                                      -----------   -----------

        Total Partners' Capital                         4,525,501     5,455,112
                                                      -----------   -----------

        Total Liabilities and Partners' Capital       $ 4,817,718   $ 5,700,559
                                                      ===========   ===========

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                       2004              2003
                                                       ----              ----

REVENUES:
   Rent from operating leases                       $      --       $   962,095
   Interest                                               9,756          15,249
   Gain on sale of aircraft                               1,000            --
   Lessee return condition settlements                     --            30,115
                                                    -----------     -----------

           Total Revenues                                10,756       1,007,459
                                                    -----------     -----------

EXPENSES:
   Depreciation                                            --           599,790
   Write-up of aircraft held for sale                  (175,000)           --
   Management fees to general partner                      --            24,619
   Operating                                             74,198          52,199
   Administration and other                              69,419          61,363
                                                    -----------     -----------

           Total Expenses                               (31,383)        737,971
                                                    -----------     -----------

NET INCOME                                          $    42,139     $   269,488
                                                    ===========     ===========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER                           $    88,860     $   605,022
                                                    ===========     ===========

NET LOSS ALLOCATED TO
   LIMITED PARTNERS                                 $   (46,721)    $  (335,534)
                                                    ===========     ===========

NET LOSS PER LIMITED
   PARTNERSHIP UNIT                                 $     (0.09)    $     (0.67)
                                                    ===========     ===========


   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

         CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                        Year Ended December 31, 2003 and
                                        Three Months Ended March 31, 2004

                                       General         Limited
                                       Partner        Partners        Total
                                       -------        --------        -----

Balance, December 31, 2002          $ (3,555,808)  $ 16,352,341   $ 12,796,533

   Net income (loss)                     598,345       (996,571)      (398,226)

   Cash distribution to
      partners ($12.50 per
      Limited Partnership Unit)         (694,319)    (6,248,876)    (6,943,195)
                                    ------------   ------------   ------------

Balance, December 31, 2003            (3,651,782)     9,106,894      5,455,112

   Net income (loss)                      88,860        (46,721)        42,139

   Cash distribution to
      partners ($1.75 per
      Limited Partnership Unit)          (97,175)      (874,575)      (971,750)
                                    ------------   ------------   ------------

Balance, March 31, 2004             $ (3,660,097)  $  8,185,598   $  4,525,501
                                    ============   ============   ============

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                        2004            2003
                                                        ----            ----

OPERATING ACTIVITIES:
    Net income                                      $     42,139   $    269,488
    Adjustments to reconcile net income to net
     cash (used in) provided by operating
     activities:
      Depreciation                                          --          599,790
      Write-up of aircraft held for sale                (175,000)          --
      Gain on sale of aircraft                            (1,000)          --
         Changes in operating assets and
         liabilities:
           Increase in rent and other receivables           --          (28,781)
           Increase in prepaid expense                   (15,131)          --
           Increase in payable to affiliates              71,630         77,851
           Decrease in accounts payable and
             accrued liabilities                         (24,860)       (13,798)
           Decrease in deferred income                      --         (243,429)
                                                    ------------   ------------

           Net cash (used in) provided by
             operating activities                       (102,222)       661,121
                                                    ------------   ------------

INVESTING ACTIVITIES:
    Proceeds from sale of aircraft                       450,000           --
                                                    ------------   ------------

           Net cash provided by investing
             activities                                  450,000           --
                                                    ------------   ------------

FINANCING ACTIVITIES:
    Cash distributions to partners                      (971,750)    (6,943,195)
                                                    ------------   ------------

           Net cash used in financing activities        (971,750)    (6,943,195)
                                                    ------------   ------------

CHANGES IN CASH AND CASH EQUIVALENTS                    (623,972)    (6,282,074)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                4,649,947     10,605,028
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                   $  4,025,975   $  4,322,954
                                                    ============   ============



NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Transfer of operating lease assets to
      assets held for sale                          $       --     $    185,000
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

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    Organization and the Partnership

Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership), was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2010. Upon organization, both the General Partner of the Partnership (the General Partner) and the initial Limited Partner contributed $500. The Partnership recognized no profits or losses during the periods ended December 31, 1984 and 1985. The offering of Limited Partnership units terminated on December 31, 1986, at which time the Partnership had sold 499,997 units of $500, representing $249,998,500. All partners were admitted to the Partnership on or before December 1, 1986. During January 1998, 24 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership Agreement. During the three months ended March 31, 2004, 27 units were abandoned. At March 31, 2004, there were 499,730 units outstanding, net of redemption.

As of March 31, 2004, the Partnership owned six aircraft which are being marketed for sale. Upon completion of such sales, the Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004. On April 14, 2004, the Partnership entered into a Letter of Intent to sell its six remaining aircraft to an unaffiliated buyer for a total selling price of $820,000. The sale is expected to be completed by May 31, 2004.

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


Note 2.    Accounting Principles and Policies

In the opinion of management, the condensed financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly the Partnership's financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q. The condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and note disclosures required by accounting principles generally accepted in the United States (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2003, 2002, and 2001 included in the Partnership's 2003 Annual Report to the SEC on Form 10-K.


Note 3.    Related Parties

Under the Partnership Agreement (the Agreement), the Partnership paid or agreed to pay the following amounts for the current quarter to the General Partner, PIMC, in connection with services rendered or payments made on behalf of the
Partnership:

                                   Payments made during the
                                      Three Months Ended           Payable at
                                        March 31, 2004           March 31, 2004
                                        --------------           --------------

Out-of-Pocket Operating
    Expense Reimbursement                   $ 35,096                $149,308

Out-of-Pocket Administrative
    Expense Reimbursement                     76,807                  43,189
                                            --------                --------

                                            $111,903                $192,497
                                            ========                ========


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


Note 5.    Aircraft and Depreciation

The Partnership periodically reviewed the estimated realizability of the residual values at the projected end of each aircraft's economic life. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft was increased.

Aircraft on lease were carried at cost unless deemed impaired, in which case the asset was recorded at fair value. Aircraft on lease were deemed impaired, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) was less than the carrying value of the aircraft. An impairment loss was recognized equal to the difference between the net carrying value of the asset and its fair value.

Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the three months ended March 31, 2004, the Partnership recognized a write-up of $175,000 in the carrying value of aircraft held for sale due to changes in estimated fair market values based on the selling price of the Partnership's remaining aircraft negotiated in a Letter of Intent dated April 14, 2004. The adjustment to increase the net carrying value does not result in a net carrying value in excess of the original net carrying value of the assets when they were initially designated as held for sale. Management believes the assumptions related to the fair value of impaired assets represent the best estimates based on reasonable and supportable assumptions and projections.


Note 6.    Sale of Aircraft

On February 9, 2004, the General Partner, on behalf of the Partnership sold four DC-9-30 aircraft for $450,000 in cash. The Partnership recognized a gain on the sale of $1,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

At March 31, 2004, Polaris Aircraft Income Fund II (PAIF-II or the Partnership) owned a portfolio of six used McDonnell Douglas DC-9-30 commercial jet aircraft (DC-9-30) out of its original portfolio of 30 aircraft. These DC-9-30 aircraft were being stored in New Mexico and were being marketed for sale. During the three months ended March 31, 2004, the Partnership sold four DC-9-30 aircraft to Newjet Corporation on February 9, 2004 for total cash proceeds of $450,000. The Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004. On April 14, 2004, a Letter of Intent was signed by an unaffiliated buyer to purchase the six remaining DC-9-30 aircraft owned by the Partnership for total purchase price of $820,000. The sale is expected to close in the second quarter.

Partnership Operations

The Partnership recorded net income of $42,139, which resulted in a net loss of $0.09 per Limited Partnership Unit, for the three months ended March 31, 2004, compared to net income of $269,488, which resulted in a net loss of $0.67 per Limited Partnership unit, for the three months ended March 31, 2003. Variances in net income may not correspond to variances in net income per Limited Partnership Unit due to the allocation of components of income and loss in accordance with the Partnership Agreement.

The decrease in net income is primarily due to an absence of rental income, a decrease in interest income along with an increase in operating expenses, partially offset by a write-up of the carrying value of aircraft held for sale, and an absence of depreciation expense and management fees to the General Partner, as discussed below.

The absence of rental income from operating leases during the three months ended March 31, 2004, as compared to $962,000 in the same period in 2003, is due to all lease terms having expired during 2003.

Interest income decreased during the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to lower interest rates and lower average cash balances.

The recognized gain on sale of aircraft during the three months ended March 31, 2004 of $1,000 was due to the sale of four of the Partnership's aircraft on February 9, 2004 for $450,000. There were no aircraft sales during the three months ended March 31, 2003.

There were no payments of lessee return condition settlements during the three months ended March 31, 2004, as compared to the same period in 2003, due to all remaining aircraft having been returned upon lease expiration during 2003. There was one aircraft returned for the three months ended March 31, 2003, which required a lessee return condition settlement to be paid.

Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the three months ended March 31, 2004, the Partnership recognized income of $175,000, or $0.35 per Limited Partnership Unit, on the write-up of the carrying value of five of its aircraft, which previously had been reduced through additional depreciation expense as the result of past reviews of estimated market values. The estimated fair market value of the aircraft held for sale at March 31 2004 was based on the total purchase price of $820,000 for the Partnership's six DC-9-30's in a Letter of Intent dated April 14, 2004. The carrying value of one of the Partnership's aircraft was not adjusted at March 31, 2004 because its cost basis determined at lease expiration was less than the current estimated fair market value. No adjustments to the market value of aircraft held for sale were made during the same period in 2003.

The absence of depreciation expense and management fees to the General Partner during the three months ended March 31 2004, as compared to the same period in 2003, was due to all lease terms having expired during 2003.

Operating expenses increased during the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to maintenance and storage related costs associated with the aircraft while they are being held for sale. During the three months ended March 31, 2004, ten aircraft were held in storage until February 9, 2004 when four were sold and six remained in storage, as compared to the same period in 2003, when five aircraft were kept in storage.

Administration and other expense increased slightly during the three months ended March 31, 2004, as compared to the same period in 2003, generally due to higher costs for printing, postage, legal and trustee fees.

Liquidity and Cash Distributions

Liquidity - No further rent payments were due during the three months ended March 31, 2004 since all lease terms expired during 2003. The Partnership received all payments due from its sole lessee, TWA Airlines LLC, for the aircraft remaining on lease during the three months ended March 31, 2003.

PIMC, the General Partner, has determined that cash reserves be maintained as a prudent measure to ensure that the Partnership has available funds for winding up the affairs of the Partnership and for other contingencies. The Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004 and, as discussed above, on April 14, 2004, a Letter of Intent was signed by an unaffiliated buyer to purchase the six remaining DC-9-30 aircraft owned by the Partnership for total purchase price of $820,000. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to Limited Partners during the three months ended March 31, 2004 and 2003 were $874,575, or $1.75 per Limited Partnership Unit, and 6,248,876, or $12.50 per unit, respectively. The General Partner has determined that it is in the best interests of the Partnership to suspend any further cash distributions until the Partnership is in a position to dissolve, wind up and terminate, and make a final distribution of its remaining cash. In reaching this conclusion, the General Partner considered the anticipated costs of storing and insuring the aircraft pending sale, the anticipated costs of marketing and preparing the aircraft for sale, the anticipated costs of winding up the Partnership's business, the uncertainty as to the period of time required to sell the aircraft and wind up the Partnership, the uncertainty as to the terms on which the Partnership's aircraft may be sold and the desirability of maintaining a prudent level of cash reserves for Partnership needs and contingencies.

The Partnership does not have any material off balance sheet commitments or obligations.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

PIMC management reviewed the Partnership's internal controls and procedures and the effectiveness of these controls. As of March 31, 2004, PIMC management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in its periodic SEC filings.

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

                           Part II. Other Information
                           --------------------------


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 2003 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are several pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Trans World Airlines, Inc. (TWA) Bankruptcy - As previously reported, on June 25, 2002, the TWA bankruptcy estate approved the administrative rent claims filed by Polaris Investment Management Corporation (the General Partner) on behalf of the Partnership in the amount of $422,989 in the TWA bankruptcy proceeding. Such administrative rent claims were to be paid to the Partnership through periodic distributions over a one to two year period starting on June 25, 2002. As of this date, only a portion of the administrative rent claims totaling $111,742 has been paid and it is anticipated by the General Partner that the remaining balance of the administrative rent claims will not be paid in full until the next one to two years from March 30, 2004.

Other Proceedings - Item 10 in Part III of the Partnership's 2003 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                  POLARIS AIRCRAFT INCOME FUND II,
                                  A California Limited Partnership
                                  (Registrant)

                                  By: Polaris Investment
                                      Management Corporation,
                                      General Partner


May 14, 2004                      By: /s/ Stephen E. Yost
------------                          --------------------
                                      Stephen E. Yost, Chief Financial Officer