Form 10-Q
period 2004-06-30
POLARIS AIRCRAFT INCOME FUND II
filed 2004-08-13
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ___ to ___


                                ----------------

                          Commission File No. 33-2794

                                ----------------


                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                        State of Organization: California
                   IRS Employer Identification No. 94-2985086
                201 High Ridge Road, Stamford, Connecticut 06927
                           Telephone - (203) 357-3776

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

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

            FORM 10-Q - For the Quarterly Period Ended June 30, 2004




                                      INDEX



Part I.    Financial Information                                            Page

         Item 1.      Financial Statements (Unaudited)

              a) Condensed Balance Sheets - June 30, 2004 and
                  December 31, 2003...........................................3

              b) Condensed Statements of Operations - Three and Six Months
                  Ended June 30, 2004 and 2003................................4

              c) Condensed Statements of Changes in Partners' Capital (Deficit) - Year Ended December 31, 2003
                  and Six Months Ended June 30, 2004..........................5

              d)  Condensed Statements of Cash Flows - Six Months
                  Ended June 30, 2004 and 2003................................6

              e)  Notes to Condensed Financial Statements.....................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..........10

         Item 4.      Controls and Procedures................................13



Part II.   Other Information

         Item 1.      Legal Proceedings......................................14

         Item 6.      Exhibits and Reports on Form 8-K.......................14

         Signature    .......................................................15

                          Part 1. Financial Information
                          -----------------------------

Item 1.    Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                        June 30,    December 31,
                                                          2004          2003
                                                          ----          ----

ASSETS:

CASH AND CASH EQUIVALENTS                             $ 3,926,254   $ 4,649,947

RENT AND OTHER RECEIVABLES                                  1,612         1,612

AIRCRAFT HELD FOR SALE                                    775,000     1,049,000

PREPAID EXPENSE                                            12,528          --
                                                      -----------   -----------

        Total Assets                                  $ 4,715,394   $ 5,700,559
                                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                 $   147,588   $   120,867

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                             91,844       124,580
                                                      -----------   -----------

        Total Liabilities                                 239,432       245,447
                                                      -----------   -----------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                     (3,660,592)   (3,651,782)
    Limited Partners, 499,730 units in 2004
      and 499,757 units in 2003
      issued and outstanding                            8,136,554     9,106,894
                                                      -----------   -----------

        Total Partners' Capital                         4,475,962     5,455,112
                                                      -----------   -----------

        Total Liabilities and Partners' Capital       $ 4,715,394   $ 5,700,559
                                                      ===========   ===========

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended            Six Months Ended
                                                June 30,                     June 30,

                                           2004           2003         2004          2003
                                           ----           ----         ----          ----
REVENUES:
   Rent from operating leases           $      --     $   657,358  $      --     $ 1,619,453
   Interest                                   8,787        12,774       18,543        28,023
   Gain on sale of aircraft                    --            --          1,000          --
   Lessee return condition settlements         --          90,630         --         120,745
   Lessee settlements                        75,024        69,346       75,024        69,346
                                        -----------   -----------  -----------   -----------

           Total Revenues                    83,811       830,108       94,567     1,837,567
                                        -----------   -----------  -----------   -----------

EXPENSES:
   Depreciation                                --         412,705         --       1,012,495
   Write-up of aircraft held for sale          --            --       (175,000)         --
   Management fees to general partner          --          17,452         --          42,071
   Operating                                 27,278        64,255      101,476       116,454
   Administration and other                 106,072        99,473      175,491       160,836
                                        -----------   -----------  -----------   -----------

           Total Expenses                   133,350       593,885      101,967     1,331,856
                                        -----------   -----------  -----------   -----------

NET INCOME (LOSS)                       $   (49,539)  $   236,223  $    (7,400)  $   505,711
                                        ===========   ===========  ===========   ===========

NET INCOME (LOSS) ALLOCATED
   TO THE GENERAL PARTNER               $      (495)  $     2,362  $    88,365   $   607,384
                                        ===========   ===========  ===========   ===========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                  $   (49,044)  $   233,861  $   (95,765)  $  (101,673)
                                        ===========   ===========  ===========   ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                     $     (0.10)  $      0.47  $     (0.19)  $     (0.20)
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

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

         CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                        Year Ended December 31, 2003 and
                                         Six Months Ended June 30, 2004

                                      General         Limited
                                      Partner        Partners          Total
                                      -------        --------          -----

Balance, December 31, 2002          $ (3,555,808)  $ 16,352,341   $ 12,796,533

   Net income (loss)                     598,345       (996,571)      (398,226)

   Cash distribution to partners
      ($12.50 per Limited
      Partnership Unit)                 (694,319)    (6,248,876)    (6,943,195)
                                    ------------   ------------   ------------

Balance, December 31, 2003            (3,651,782)     9,106,894      5,455,112

   Net income (loss)                      88,365        (95,765)        (7,400)

   Cash distribution to partners
      ($1.75 per Limited
      Partnership Unit)                  (97,175)      (874,575)      (971,750)
                                    ------------   ------------   ------------

Balance, June 30, 2004              $ (3,660,592)  $  8,136,554   $  4,475,962
                                    ============   ============   ============

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Six Months Ended June 30,
                                                        2004           2003
                                                        ----           ----

OPERATING ACTIVITIES:
    Net (loss) income                               $     (7,400)  $    505,711
    Adjustments to reconcile net (loss) income
      to net cash (used in) provided by
      operating activities:
      Depreciation                                          --        1,012,495
      Write-up of aircraft held for sale                (175,000)          --
      Gain on sale of aircraft                            (1,000)          --
        Changes in operating assets and liabilities:
           Decrease in rent and other receivables           --          119,938
           Increase in prepaid expense                   (12,528)          --
           Increase (decrease) in payable to
             affiliates                                   26,721        (61,258)
           Decrease in accounts payable and
             accrued liabilities                         (32,736)      (361,652)
           Decrease in deferred income                      --         (403,453)
                                                    ------------   ------------

           Net cash (used in) provided by
             operating activities                       (201,943)       811,781
                                                    ------------   ------------

INVESTING ACTIVITIES:
    Proceeds from sale of aircraft                       450,000           --
                                                    ------------   ------------

           Net cash provided by investing
             activities                                  450,000           --
                                                    ------------   ------------

FINANCING ACTIVITIES:
    Cash distributions to partners                      (971,750)    (6,943,195)
                                                    ------------   ------------

           Net cash used in financing activities        (971,750)    (6,943,195)
                                                    ------------   ------------

CHANGES IN CASH AND CASH EQUIVALENTS                    (723,693)    (6,131,414)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                4,649,947     10,605,028
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                   $  3,926,254   $  4,473,614
                                                    ============   ============



NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Transfer of operating lease assets to assets
      held for sale                                 $       --     $    555,000
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

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    Organization and the Partnership

Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership), was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2010. Upon organization, both the General Partner and the initial Limited Partner contributed $500. The Partnership recognized no profits or losses during the periods ended December 31, 1984 and 1985. The offering of Limited Partnership units terminated on December 31, 1986, at which time the Partnership had sold 499,997 units of $500, representing $249,998,500. All partners were admitted to the Partnership on or before December 1, 1986. During January 1998, 24 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership Agreement. During the six months ended June 30, 2004, 27 units were abandoned. At June 30, 2004, there were 499,730 units outstanding, net of redemption.

As of June 30, 2004, the Partnership owned six aircraft, which are being marketed for sale. Upon completion of such sales, the Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004. On April 14, 2004, the Partnership entered into a Letter of Intent to sell its six remaining aircraft to an unaffiliated buyer, and on August 6, 2004 executed a definitive Aircraft Sale and Purchase Agreement for a total selling price of $820,000. The General Partner expects to complete the sale during the third quarter of 2004.

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


Note 2.    Reclassification

Certain 2003 amounts have been reclassified to conform to the 2004 presentation. These reclassifications had no impact on previously reported net income or partners' capital.

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


Note 4.    Related Parties

Under the Limited Partnership Agreement (the Agreement), the Partnership paid or agreed to pay the following amounts for the current quarter to the General Partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                   Payments made during the
                                      Three Months Ended         Payable at
                                         June 30, 2004          June 30, 2004
                                         -------------          -------------

Out-of-Pocket Operating
    Expense Reimbursement                   $140,344              $ 48,534

Out-of-Pocket Administrative
    Expense Reimbursement                     43,189                99,054
                                            --------              --------

                                            $183,533              $147,588
                                            ========              ========


Note 5.    Partners' Capital

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

Note 6.    Aircraft and Depreciation

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

Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the six months ended June 30, 2004, the Partnership recognized a write-up of $175,000 in the carrying value of aircraft held for sale due to changes in estimated fair market values based on the selling price of the Partnership's remaining aircraft negotiated in a Letter of Intent dated April 14, 2004. The adjustment to increase the net carrying value does not result in a net carrying value in excess of the original net carrying value of the assets when they were initially designated as held for sale. Management believes the assumptions related to the fair value of impaired assets represent the best estimates based on reasonable and supportable assumptions and projections.


Note 7.    Sale of Aircraft

On February 9, 2004, the General Partner, on behalf of the Partnership sold four DC-9-30 aircraft for $450,000 in cash. The Partnership recognized a gain on the sale of $1,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain portions of this Quarterly Report on form 10-Q contain forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects", "anticipates", "plans", "believes", "scheduled", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of revenues, earnings, cash flows, aircraft disposition and the like. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

        --General U.S. and international political and economic conditions;

        --Changing demand preferences for business aircraft, including the effects of economic conditions on the business-aircraft market;

All forward-looking statements speak only as of the date of this report, or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Partnership or any person acting on its behalf are qualified by the cautionary statements in this section. The Partnership does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Business Overview

At June 30, 2004, Polaris Aircraft Income Fund II (PAIF-II or the Partnership) owned a portfolio of six used McDonnell Douglas DC-9-30 commercial jet aircraft (DC-9-30) out of its original portfolio of 30 aircraft. These DC-9-30 aircraft were being stored in New Mexico and were being marketed for sale. During the three months ended March 31, 2004, the Partnership sold four DC-9-30 aircraft to Newjet Corporation on February 9, 2004 for total cash proceeds of $450,000. The Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004. On April 14, 2004, the Partnership entered into a Letter of Intent to sell its six remaining aircraft to an unaffiliated buyer, and on August 6, 2004 executed a definitive Aircraft Sale and Purchase Agreement for a total selling price of $820,000. The General Partner expects to complete the sale during the third quarter of 2004.

Partnership Operations

The Partnership recorded a net loss of $49,539, or $0.10 per Limited Partnership Unit, for the three months ended June 30, 2004, compared to net income of

$236,223, or $0.47 per Limited Partnership Unit, for the three months ended June 30, 2003. The Partnership recorded net a loss of $7,400, or $0.19 per Limited Partnership Unit, for the six months ended June 30, 2004, compared to net income of $505,711, which resulted in a net loss of $0.20 per Limited Partnership Unit, for the six months ended June 30, 2003. Variances in net income may not correspond to variances in net income per Limited Partnership Unit due to the allocation of components of income and loss in accordance with the Limited Partnership Agreement.

The decrease in net income during the three and six months ended June 30, 2004, as compared to the same periods in 2003, is primarily due to an absence of rental income, partially offset by an absence of depreciation expense and management fees to the General Partner, as discussed below.

The absence of rental income from operating leases during the three and six months ended June 30, 2004, as compared to $657,358 and $1,619,453 in the same periods in 2003, is due to all lease terms having expired during 2003.

Interest income decreased slightly during the three and six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to lower interest rates and lower average cash balances.

The recognized gain on sale of aircraft during the six months ended June 30, 2004 of $1,000 was due to the sale of four of the Partnership's aircraft on February 9, 2004 for $450,000. There were no aircraft sales during the three months ended June 30, 2004 and the three and six months ended June 30, 2003.

There were no revenues from payments of lessee return condition settlements during the three and six months ended June 30, 2004, as compared to $90,630 and $120,745, respectively, for the same periods in 2003, due to all remaining aircraft having been returned upon lease expiration during 2003. There were two aircraft returned during the three months ended June 30, 2003 and a total of three aircraft returned during the six months ended June 20, 2003, which required a lessee return condition settlement to be paid.

Lessee settlement income increased slightly during the three and six months ended June 30, 2004, as compared to the same periods in 2003, due to a payment received during the three and six months ended June 30, 2004 in the amount of $75,024, as compared to $69,346 received during the three and six months ended June 30, 2003. The payment received during the 2004 and 2003 periods resulted from distributions by TWA's bankrupt estate representing a portion of the $422,989 administrative rent claims initially filed by the Partnership pursuant to the bankruptcy.

Aircraft held for sale are carried at the lower of cost or fair value less cost to sell. During the six months ended June 30, 2004, the Partnership recognized income of $175,000, or $0.35 per Limited Partnership Unit, on the write-up of the carrying value of five of its aircraft, which previously had been reduced through additional depreciation expense as the result of past reviews of estimated market values. The current estimated fair market value of the aircraft held for sale was based on the total purchase price of $820,000 for the Partnership's six DC-9-30's in a Letter of Intent dated April 14, 2004. The carrying value of one of the Partnership's aircraft was not adjusted because its cost basis determined at lease expiration was less than the current estimated fair market value. No further adjustments were made to the carrying value of the aircraft during the three months ended June 30, 2004 because the Partnership is expected to receive the selling price of $820,000 when the sale of the six aircraft occurs as anticipated during the third quarter of 2004. No adjustments to the market value of aircraft held for sale were made during the three and six months ended June 30, 2003.

The absence of depreciation expense and management fees to the General Partner during the three and six months ended June 30 2004, as compared to the same periods in 2003, was due to all lease terms having expired during 2003.

Operating expenses decreased during the three and six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to maintenance and storage related costs associated with the aircraft while they are being held for sale. During the six months ended June 30, 2004, ten aircraft were held in storage until February 9, 2004 when four were sold and six remained in storage, as compared to the same period in 2003, when seven aircraft were kept in storage.

Administration and other expenses increased slightly during the three months and six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to higher legal fees related to various SEC and investor reporting matters.

Liquidity and Cash Distributions

Liquidity - No further rent payments were due during the six months ended June 30, 2004 since all lease terms expired during 2003. The Partnership received all payments due from its sole lessee, TWA Airlines LLC, for the aircraft remaining on lease during the six months ended June 30, 2003.

PIMC, the General Partner, has determined that cash reserves be maintained as a prudent measure to ensure that the Partnership has available funds for winding up the affairs of the Partnership and for other contingencies. The Partnership plans to liquidate all its assets in an orderly manner, make a final distribution, and terminate the Partnership thereafter; however, it is uncertain when this liquidation will occur. The General Partner is actively seeking buyers for the aircraft; however the actual timing for completing such sales and the prices obtained will depend upon a number of factors outside the control of the General Partner, including market conditions. Thus, there can be no assurance as to either the timing of such sales or whether such sales may be completed on terms deemed favorable to the Partnership. However, the General Partner intends to seek to complete such sales during calendar year 2004 and, as discussed above, on April 14, 2004, the Partnership entered into a Letter of Intent to sell its six remaining aircraft to an unaffiliated buyer, and on August 6, 2004 executed a definitive Aircraft Sale and Purchase Agreement for a total selling price of $820,000. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to Limited Partners during the six months ended June 30, 2004 and 2003 were $874,575, or $1.75 per Limited Partnership Unit, and $6,248,876, or $12.50 per Unit, respectively. The General Partner has determined that it is in the best interests of the Partnership to suspend any further cash distributions until the Partnership is in a position to dissolve, wind up and terminate, and make a final distribution of its remaining cash. In reaching this conclusion, the General Partner considered the anticipated costs of storing and insuring the aircraft pending sale, the anticipated costs of marketing and preparing the aircraft for sale, the anticipated costs of winding up the Partnership's business, the uncertainty as to the period of time required to sell the aircraft and wind up the Partnership, the uncertainty as to the terms on which the Partnership's aircraft may be sold and the desirability of maintaining a prudent level of cash reserves for Partnership needs and contingencies.

The Partnership does not have any material off balance sheet commitments or obligations.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

PIMC management reviewed the Partnership's internal controls and procedures and the effectiveness of these controls. As of June 30, 2004, PIMC management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in its periodic SEC filings.

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

                           Part II. Other Information
                           --------------------------


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 2003 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 2004, there is one pending legal proceeding involving the Partnership. There have been no material developments with respect to such proceeding during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's  2003 Form 10-K and
Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q for the period ended March 31, 2004 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                              POLARIS AIRCRAFT INCOME FUND II,
                              A California Limited Partnership
                              (Registrant)

                              By:  Polaris Investment
                                   Management Corporation,
                                   General Partner


August 13, 2004               By:  /s/ Stephen E. Yost
---------------                    ----------------------------------------
                                   Stephen E. Yost, Chief Financial Officer