Form 10-Q
period 2004-09-30
POLARIS AIRCRAFT INCOME FUND II
filed 2004-11-15
CIK 789895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------

                                    FORM 10-Q

                                ----------------



            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

          FORM 10-Q - For the Quarterly Period Ended September 30, 2004




                                      INDEX



Part I.    Financial Information                                            Page

         Item 1.      Financial Statements (Unaudited)

              a) Condensed Balance Sheets - September 30, 2004 and
                  December 31, 2003............................................3

              b) Condensed Statements of Operations - Three and Nine Months
                  Ended September 30, 2004 and 2003............................4

              c)  Condensed Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 2003
                  and Nine Months Ended September 30, 2004.....................5

              d)  Condensed Statements of Cash Flows - Nine Months
                  Ended September 30, 2004 and 2003............................6

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

         Item 6.      Exhibits................................................14

         Signature    ........................................................15

                          Part 1. Financial Information
                          -----------------------------

Item 1.    Financial Statements

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                     September 30,  December 31,
                                                         2004           2003
                                                         ----           ----

ASSETS:

CASH AND CASH EQUIVALENTS                             $ 4,547,997   $ 4,649,947

RECEIVABLE FROM AFFILIATE                                  18,318          --

OTHER RECEIVABLES                                             403         1,612

AIRCRAFT HELD FOR SALE                                       --       1,049,000
                                                      -----------   -----------

        Total Assets                                  $ 4,566,718   $ 5,700,559
                                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                 $      --     $   120,867

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                            153,198       124,580
                                                      -----------   -----------

        Total Liabilities                                 153,198       245,447
                                                      -----------   -----------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                     (3,602,148)   (3,651,782)
    Limited Partners, 499,730 units in 2004
      and 499,757 units in 2003
      issued and outstanding                            8,015,668     9,106,894
                                                      -----------   -----------

        Total Partners' Capital                         4,413,520     5,455,112
                                                      -----------   -----------

        Total Liabilities and Partners' Capital       $ 4,566,718   $ 5,700,559
                                                      ===========   ===========

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months Ended          Nine Months Ended
                                               September 30,               September 30,
                                               -------------               -------------

                                           2004           2003          2004          2003
                                           ----           ----          ----          ----
REVENUES:
   Rent from operating leases           $      --     $   305,003   $      --     $ 1,924,456
   Interest                                  15,048        10,746        33,592        38,769
   Gain on sale of aircraft                  33,591          --          34,591          --
   Lessee return condition settlements         --          56,952          --         177,697
   Lessee settlements                        74,054          --         149,078        69,346
   Other income                               8,406          --           8,406          --
                                        -----------   -----------   -----------   -----------

           Total Revenues                   131,099       372,701       225,667     2,210,268
                                        -----------   -----------   -----------   -----------

EXPENSES:
   Depreciation                                --       1,046,155          --       2,058,650
   Write-up of aircraft held for sale          --            --        (175,000)         --
   Management fees to general partner          --           8,357          --          50,428
   Operating                                128,119       161,969       229,596       278,423
   Administration and other                  65,422        75,395       240,913       236,231
                                        -----------   -----------   -----------   -----------

           Total Expenses                   193,541     1,291,876       295,509     2,623,732
                                        -----------   -----------   -----------   -----------

NET LOSS                                $   (62,442)  $  (919,175)  $   (69,842)  $  (413,464)
                                        ===========   ===========   ===========   ===========

NET INCOME (LOSS) ALLOCATED
   TO THE GENERAL PARTNER               $    58,444   $    (9,192)  $   146,809   $   598,192
                                        ===========   ===========   ===========   ===========

NET LOSS ALLOCATED
   TO LIMITED PARTNERS                  $  (120,886)  $  (909,983)  $  (216,651)  $(1,011,656)
                                        ===========   ===========   ===========   ===========

NET LOSS PER LIMITED
   PARTNERSHIP UNIT                     $     (0.24)  $     (1.82)  $     (0.43)  $     (2.02)
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

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

         CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 2003 and
                                        Nine Months Ended September 30, 2004

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----

Balance, December 31, 2002           $ (3,555,808)  $ 16,352,341   $ 12,796,533

   Net income (loss)                      598,345       (996,571)      (398,226)

   Cash distribution to partners
       ($12.50 per Limited
       Partnership Unit)                 (694,319)    (6,248,876)    (6,943,195)
                                     ------------   ------------   ------------

Balance, December 31, 2003             (3,651,782)     9,106,894      5,455,112

   Net income (loss)                      146,809       (216,651)       (69,842)

   Cash distribution to partners
      ($1.75 per Limited
      Partnership Unit)                   (97,175)      (874,575)      (971,750)
                                     ------------   ------------   ------------

Balance, September 30, 2004          $ (3,602,148)  $  8,015,668   $  4,413,520
                                     ============   ============   ============

   The accompanying notes are an integral part of these condensed statements.

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                      2004               2003
                                                      ----               ----

OPERATING ACTIVITIES:
    Net loss                                        $    (69,842)  $   (413,464)
    Adjustments to reconcile net loss to net
     cash (used in) provided by operating
     activities:
     Depreciation                                           --        2,058,650
     Write-up of aircraft held for sale                 (175,000)          --
     Gain on sale of aircraft                            (34,591)          --
      Changes in operating assets and liabilities:
         Increase in receivable from affiliate           (18,318)          --
         Decrease in rent and other receivables            1,209        199,948
         Increase in prepaid expense                        --           (3,871)
         (Decrease) increase in payable to
           affiliates                                   (120,867)        39,105
         Increase (decrease) in accounts
           payable and accrued liabilities                28,618       (432,011)
         Decrease in deferred income                        --         (475,123)
                                                    ------------   ------------

         Net cash (used in) provided
           by operating activities                      (388,791)       973,234
                                                    ------------   ------------

INVESTING ACTIVITIES:
    Net proceeds from sale of aircraft                 1,258,591           --
                                                    ------------   ------------

         Net cash provided by
           investing activities                        1,258,591           --
                                                    ------------   ------------

FINANCING ACTIVITIES:
    Cash distributions to partners                      (971,750)    (6,943,195)
                                                    ------------   ------------

         Net cash used in financing
           activities                                   (971,750)    (6,943,195)
                                                    ------------   ------------

CHANGES IN CASH AND CASH EQUIVALENTS                    (101,950)    (5,969,961)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                4,649,947     10,605,028
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                   $  4,547,997   $  4,635,067
                                                    ============   ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Transfer of operating lease assets to
    assets held for sale                            $       --     $    500,000
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

                        POLARIS AIRCRAFT INCOME FUND II,
                        A California Limited Partnership

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Organization and the Partnership

Polaris Aircraft Income Fund II, A California Limited Partnership (PAIF-II or the Partnership), was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2010. Upon organization, both the General Partner and the initial Limited Partner contributed $500 to capital. The Partnership recognized no profits or losses during the periods ended December 31, 1984 and 1985. The offering of Limited Partnership units terminated on December 31, 1986, at which time the Partnership had sold 499,997 units of $500, representing $249,998,500. All partners were admitted to the Partnership on or before December 1, 1986. During January 1998, 24 units were redeemed by the Partnership in accordance with section 18 of the Limited Partnership Agreement. During the nine months ended September 30, 2004, 27 units were abandoned. At September 30, 2004, there were 499,730 units outstanding, net of redemptions.

As of September 30, 2004, the Partnership had sold all of its remaining aircraft. With the completion of such sales, the Partnership plans to make a final distribution of cash and terminate the Partnership thereafter. The General Partner expects the final cash distribution and termination of the Partnership will occur during the fourth quarter of 2004.

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


Note 4.  Related Parties

Under the Limited Partnership Agreement (the Agreement), the Partnership paid the following amounts for the current quarter to the General Partner, PIMC, in connection with services rendered or payments made on behalf of the Partnership:

                                                    Payments made during the
                                                       Three Months Ended
                                                       September 30, 2004
                                                       ------------------

Out-of-Pocket Operating
    Expense Reimbursement                                   $ 85,357

Out-of-Pocket Administrative
    Expense Reimbursement                                    167,365
                                                            --------

                                                            $252,722
                                                            ========

As of September 30, 2004, the Partnership also has a net Receivable from Affiliate of $18,318 which is comprised of a receivable due from PIMC totaling $33,985 (see Note 8) and a payable due to PIMC totaling $15,667 representing reimbursement of out-of-pocket administrative expenses.


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

Aircraft held for sale were carried at the lower of cost or fair value less cost to sell. During the three and nine months ended September 30, 2004, the Partnership recognized a write-up of $0 and $175,000, respectively, in the carrying value of aircraft held for sale due to changes in estimated fair market values based on the selling price of the Partnership's remaining aircraft in the July 23, 2004 Aircraft Sale and Purchase Agreement. The adjustment to increase the net carrying value did not result in a net carrying value in excess of the original net carrying value of the assets when they were initially designated as held for sale.


Note 7.  Sale of Aircraft

On February 9, 2004 the General Partner, on behalf of the Partnership, sold four DC-9-30 aircraft for $450,000 in cash. The Partnership recognized a gain on the sale of $1,000. On August 27, 2004 the General Partner, on behalf of the Partnership, sold its six remaining DC-9-30 aircraft for $808,591 in cash, net of selling costs. The Partnership recognized a gain on the sale of $34,591.


Note 8.  Subsequent Events

On November 5, 2004, the Partnership received a payment of $78,050 representing a distribution from an original administrative rent claim in the amount of $422,989 filed against a former lessee's bankrupt estate. Also, in November 2004, the Partnership received an additional payment of $32,440 (plus interest of $1,545) representing a distribution associated with the original rent claim that was remitted by the bankruptcy estate to GECAS in December 2002. This payment is included in Lessee Settlements on the Statement of Operations for the three and nine months ended September 30, 2004 and is included in Receivable from Affiliate as of September 30, 2004. Further, the Partnership expects to receive an additional payment totaling $84,125 from the bankruptcy estate associated with the administrative rent claim during the fourth quarter of 2004. As such it is expected that the Partnership will ultimately received 100% of the administrative claim amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain portions of this Quarterly Report on Form 10-Q contain forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects", "anticipates", "plans", "believes", "scheduled", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of revenues, earnings, cash flows, aircraft disposition and the like. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors such as, without limitation, general U.S. and international political and economic conditions.

All forward-looking statements speak only as of the date of this report, or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the Partnership or any person acting on its behalf are qualified by the cautionary statements in this report. The Partnership does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Business Overview

At September 30, 2004, Polaris Aircraft Income Fund II (PAIF-II or the Partnership) no longer owns any aircraft from its original portfolio of 30 used McDonnell Douglas DC-9-30 commercial jet aircraft (DC-9-30). On August 27, 2004, the Partnership sold its six remaining DC-9-30 aircraft to an unaffiliated buyer and received net cash proceeds of $808,591. During the three months ended March 31, 2004, the Partnership sold four DC-9-30 aircraft on February 9, 2004 for total cash proceeds of $450,000. These DC-9-30 aircraft had been stored in New Mexico while being marketed for sale. Prior to December 31, 2004, the General Partner expects the Partnership to make its final distribution of cash and to terminate the Partnership thereafter.

Partnership Operations

The Partnership recorded a net loss of $62,442, or $0.24 per Limited Partnership Unit, for the three months ended September 30, 2004, compared to a net loss of $919,175, or $1.82 per Limited Partnership Unit, for the three months ended September 30, 2003. The Partnership recorded net a loss of $69,842, or $0.43 per Limited Partnership Unit, for the nine months ended September 30, 2004, compared to a net loss of $413,464, or $2.02 per Limited Partnership Unit, for the nine months ended September 30, 2003. Variances in net income may not correspond to variances in net income per Limited Partnership Unit due to the allocation of components of income and loss in accordance with the Limited Partnership Agreement.

The decrease in net loss during the three and nine months ended September 30, 2004 as compared to the same periods in 2003, is primarily due to the write-up of the carrying value of aircraft held for sale and gain on sale of aircraft, an absence of depreciation expense and management fees to the General Partner and a decrease in operating expenses, partially offset by an absence of rental income, as discussed below.

The absence of rental income from operating leases during the three and nine months ended September 30, 2004, as compared to $305,003 and $1,924,456, respectively, in the same periods in 2003, is due to all lease terms having expired during 2003.

Interest income increased slightly during the three months ended September 30, 2004, as compared to the same period in 2003, primarily due to the receipt of net sales proceeds totaling $1,258,591 and recent increases in interest rates. Interest income decreased slightly during the nine months ended September 30, 2004, as compared to the same period in 2003, primarily due to lower interest rates during the first two quarters of 2004 and lower average cash balances.

The recognized gain on sale of aircraft during the three and nine months ended September 30, 2004 of $33,591 and $34,591, respectively, was due to the sale of four of the Partnership's aircraft on February 9, 2004 for $450,000 and the sale of the six remaining aircraft on August 27, 2004 for $808,591, net of selling costs. There were no aircraft sales during the same periods in 2003.

There were no revenues from payments of lessee return condition settlements during the three and nine months ended September 30, 2004, as compared to $56,952 and $177,697, respectively, for the same periods in 2003, due to all remaining aircraft having been returned upon lease expiration during 2003. There were two aircraft returned during the three months ended September 30, 2003 and a total of five aircraft returned during the nine months ended September 30, 2003.

During the three and nine months ended September 30, 2004, the Partnership recognized lessee settlement income in the amount of $74,054 and $149,078, respectively, as compared to $0 and $69,346, respectively, recognized during the same periods in 2003. The payments received during the 2004 and 2003 periods resulted from distributions by a former lessee's bankrupt estate representing a portion of the $422,989 administrative rent claims initially filed by the Partnership pursuant to the bankruptcy (also see Note 8).

Aircraft held for sale were carried at the lower of cost or fair value less cost to sell. During the nine months ended September 30, 2004, the Partnership recognized income of $175,000, or $0.35 per Limited Partnership Unit, on the write-up of the carrying value of five of its aircraft, which previously had been reduced through additional depreciation expense as the result of past reviews of estimated market values. The estimated fair market value of the aircraft held for sale was based on the total sale price of $820,000 for the Partnership's six DC-9-30's in the July 23, 2004 Aircraft Sale and Purchase Agreement. The carrying value of one of the Partnership's aircraft was not adjusted because its cost basis determined at lease expiration was less than the estimated fair market value. No adjustments to the market value of aircraft held for sale were made during the three months ended September 30, 2004 and the three and nine months ended September 30, 2003.

The absence of depreciation expense and management fees to the General Partner during the three and nine months ended September 30 2004, as compared to the same periods in 2003, was due to all lease terms having expired during 2003.

Operating expenses decreased during the three and nine months ended September 30, 2004, as compared to the same periods in 2003, primarily due to maintenance and storage related costs associated with the aircraft while being held for sale. During the nine months ended September 30, 2004, ten aircraft were held in storage until February 9, 2004 when four were sold and six remained in storage until August 27, 2004 when these aircraft were sold. As of September 30, 2003, nine aircraft were held in storage while being marketed for sale.

Administration and other expense decreased during the three months ended September 30, 2004, as compared to the same period in 2003, primarily due to decreased legal fees related to various SEC and investor reporting matters and printing and postage expenses. Administration and other expense increased slightly during the nine months ended September 30, 2004, as compared to the same period in 2003.


Liquidity and Cash Distributions

Liquidity - No further rent payments were due during the nine months ended September 30, 2004 since all lease terms expired during 2003. The Partnership received all payments due from its sole lessee for the aircraft remaining on lease during the nine months ended September 30, 2003.

PIMC, the General Partner, has determined that cash reserves be maintained as a prudent measure to ensure that the Partnership has available funds for winding up the affairs of the Partnership and for other contingencies. As of September 30, 2004, the Partnership has liquidated all of its aircraft and in November 2004 received two distributions of $78,050 and $32,440 from a former lessee's bankrupt estate representing payments on the original $422,989 administrative rent claims made by the Partnership against the lessee's estate (see Note 8 also). Prior to December 31, 2004, the General Partner expects the Partnership to make its final distribution of cash and to terminate the Partnership thereafter.

Cash Distributions - Cash distributions to Limited Partners during the nine months ended September 30, 2004 and 2003 were $874,575, or $1.75 per Limited Partnership Unit, and $6,248,876, or $12.50 per Unit, respectively. The General Partner had determined that it is in the best interests of the Partnership to suspend any further cash distributions until the Partnership is in a position to dissolve, wind up, terminate and make a final distribution of its remaining
cash.  In  reaching  this  conclusion,   the  General  Partner   considered  the
anticipated costs of storing and insuring the aircraft pending sale, the anticipated costs of marketing and preparing the aircraft for sale, the anticipated costs of winding up the Partnership's business, the uncertainty as to the period of time required to sell the aircraft and wind up the Partnership, the uncertainty as to the terms on which the Partnership's aircraft would be sold and the desirability of maintaining a prudent level of cash reserves for Partnership needs and contingencies.

The Partnership does not have any material off-balance sheet commitments or obligations.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

PIMC management reviewed the Partnership's internal controls and procedures and the effectiveness of these controls. As of September 30, 2004, PIMC management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in its periodic SEC filings.

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

                           Part II. Other Information
                           --------------------------


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund II's (the Partnership) 2003 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended June 30, 2004, there is one pending legal proceeding involving the Partnership. There have been no material developments with respect to such proceeding during the period covered by this report. However, the Partnership has received the payments described in Note 8 to the Financial Statements.

Other Proceedings - Item 10 in Part III of the Partnership's  2003 Form 10-K and
Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q for the period ended June 30, 2004 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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

                                 POLARIS AIRCRAFT INCOME FUND II,
                                 A California Limited Partnership
                                 (Registrant)

                                 By:  Polaris Investment
                                      Management Corporation,
                                      General Partner


November 15, 2004                By:  /s/ Stephen E. Yost
-----------------                     ----------------------------------------
                                      Stephen E. Yost, Chief Financial Officer